Form 10QSB
period 1995-03-31
WEB PRESS CORP
filed 1995-05-15
CIK 105183

             U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549


                           FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ending March 31, 1995
                            --------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
     OF THE EXCHANGE ACT

For the transition period from ______________ to______________

Commission file number 0-7267
                       ------

                     WEB PRESS CORPORATION
- -------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

        Washington                              91-0851298
- -------------------------------              ----------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

          22023 68th Avenue S., Kent, Washington 98032
- ----------------------------------------------------------------
            (Address of principal executive offices)

Registrant's telephone number, including area code (206) 395-3343
                                                   --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
ninety (90) days.                    Yes   X     No
                                         -----       -----

All reports during the preceding 12 months have been filed.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate issuers): Common Stock, $.025 par value per share; 3,105,413 shares outstanding as of May 12, 1995.

              _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _


              Page 1 of 14 pages in this document

                     INTRODUCTORY REMARKS


The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period.

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes therein included in the Company's latest annual report on Form
10K.

                             PART I
                             ------
                      FINANCIAL INFORMATION
                      ---------------------

                      WEB PRESS CORPORATION

                   CONSOLIDATED BALANCE SHEET
                     (Dollars in Thousands)




                                        March 31, 1995
                                        --------------

 ASSETS

 Current Assets:
    Cash.............................       $   28
    Accounts receivable, less
      allowance for doubtful
      accounts of $10................          410
    Federal income taxes
      refundable.....................           66
    Inventories......................        4,133
    Deferred tax assets..............          201
    Prepaid expenses.................           45
                                            ------

Total Current Assets.................        4,883
  Machinery and Leasehold
    Improvements, at cost:
    Machinery and equipment..........        2,918
    Leasehold improvements...........          195
                                            ------
                                             3,113

    Less accumulated depreciation
    and amortization.................       (2,280)
                                            ------

 Machinery and Leasehold
    Improvements (Net)...............          833
                                            ------

Total Assets........................        $5,716
                                            ------
                                            ------


The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                      WEB PRESS CORPORATION

                   CONSOLIDATED BALANCE SHEET
                     (Dollars in Thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY           March 31, 1995
                                               --------------

Current Liabilities:
  Note payable to bank......................       $  695
  Accounts payable..........................          679
  Customer deposits.........................          134
  Accrued expenses..........................          320
  Current portion of long-term debt.........          398
                                                   ------

Total Current Liabilities...................        2,226

Long-Term Debt, less current portion........        1,183

Deferred taxes on income....................          267

Stockholders' Equity:
  Common stock, par value $.025 per share:
   Authorized, 4,000,000 shares
   Issued, 3,436,513 shares.................           86
  Paid-in capital...........................          320
  Retained earnings.........................        1,731
                                                   ------

                                                    2,137

 Treasury stock, 331,100 shares at cost.....          (97)
                                                   ------

Total Stockholders' Equity..................        2,040
                                                   ------

Total Liabilities and
 Stockholders' Equity.......................       $5,716
                                                   ------
                                                   ------


The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                      WEB PRESS CORPORATION

              CONSOLIDATED STATEMENTS OF OPERATIONS
              For the three months ending March 31,
          (Dollars in Thousands Except Per Share Data)


                                               1995        1994
                                               ----        ----

    Sales..................................   $1,097      $1,070

    Cost of Sales..........................      927         811
                                              ------      ------

                                                 170         259

    Selling, general and administrative
      expenses.............................      332         422
                                              ------      ------
                                                (162)       (163)

    Interest expense.......................       68          70
                                              ------      ------

    Loss before tax benefit................     (230)       (233)

    Tax benefit from loss..................       73          74
                                              ------      ------

    Net loss...............................   $ (157)     $ (159)
                                              ------      ------
                                              ------      ------

    Net loss per share.....................    $(.05)      $(.05)
                                               -----       -----
                                               -----       -----


    The above figures are unaudited. The accompanying notes are an integral part of these statements of operations.

                      WEB PRESS CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ending March 31,
                     (Dollars in Thousands)

                                                  1995       1994
                                                  ----       ----

Cash flows from operating activities:
  Net loss...............................       $(157)      $(159)
  Adjustments to reconcile net earnings
  (loss) to net cash provided (used) by
  operating activities:
    Depreciation and amortization........          62         63
    Provision for losses on accounts
       receivable........................           3          3
    Deferred taxes on income.............         (73)       (74)

    Increase (Decrease) in cash from
    changes in operating accounts:

      Accounts receivable.................        357         254
      Inventory...........................       (156)       (460)
      Prepaid expenses....................         34          33
      Accounts payable....................         59         318
      Customer deposits...................         87          27
      Accrued expenses....................       (345)        (13)
      Other assets........................                     (2)
                                               ------      ------

    Total adjustments.....................         28         149
                                               ------      ------

  Net cash provided (used) by
    operating activities..................      (129)         (10)

Cash flows from investing activities:
     Capital expenditures.................        (4)         (56)
                                               ------      ------

Cash Flows from financing activities:
  Proceeds from issuance of long-term
    debt..................................                     36
  Payments on long-term debt..............       (76)         (32)
  Net borrowings under line of credit.....       146           27
                                              ------       ------

  Net cash provided by
    financing activities..................        70           31
                                              ------       ------

Net decrease in cash.....................        (63)         (35)

Cash at beginning of period..............         91           52
                                              ------       ------

Cash at end of period....................     $   28       $   17
                                              ------       ------
                                              ------       ------


The above figures are unaudited. The accompanying notes are an integral part of these statements of cash flows.

Supplemental disclosures of cash
  flow information:

    Cash was paid during the year for:

    Interest..............................           $73       $90

                      WEB PRESS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDING MARCH 31, 1995

Note 1 - Summary of Significant Accounting Policies:

Principles of consolidation
- ---------------------------

The accompanying consolidated financial statements include the accounts of Web Press Corporation and Web Leader International,
Inc., its wholly owned Domestic International Sales Corporation
(DISC). All significant inter-company accounts and transactions have been eliminated in consolidation.

Inventories
- -----------

Raw materials, work-in-progress and finished goods inventories are stated at the lower of average cost or market. Used presses and other related press equipment are stated at the lower of cost (specific identification basis) or market. Inventory costs include material, labor, and manufacturing overhead.

Inventories were classified as follows:

                                       (Dollars in Thousands)
                                           March 31, 1995
                                       ----------------------

     Raw materials and parts
      (including subassemblies)....            $1,064
     Work-in-progress..............               703
     Finished goods................             1,563
     Used equipment................               803
                                               ------

                                               $4,133
                                               ------
                                               ------


Machinery and leasehold improvements
- ------------------------------------

Machinery and equipment are depreciated on the straight-line method, for financial statement purposes, based upon useful lives of three to twelve years. Leasehold improvements are amortized over their useful lives or the term of the lease, whichever is shorter. For income tax purposes, accelerated methods are used for all eligible assets.

Maintenance and repairs are charged directly to costs or expenses as incurred. Equipment of only nominal value and renewals and betterments that do not appreciably extend the life of the asset are charged directly to costs or expenses.

Fully depreciated or fully amortized assets which are no longer in use or are not identifiable are written off by charges to the allowance for accumulated depreciation and amortization. When assets are retired or disposed of, the costs and accumulated depreciation of such assets are removed from the accounts and the difference between the net depreciated cost and the amount received is recorded in the statements of operations.

Revenue recognition
- -------------------

Revenue from sales of manufactured products under firm contracts is recognized generally at the time equipment is available for shipment. All freight and installation costs are accrued at the time revenue is recognized. Estimated costs related to product warranties are provided at the time of sale. Proceeds received on contracts prior to recognition as a sale are recorded as deposits.

Income taxes
- ------------

Income taxes are provided on income for financial reporting purposes without regard to the period in which such taxes are payable. Deferred taxes are provided for all significant items which are reported for tax purposes in different periods than the consolidated statements of earnings.

Earnings per share
- ------------------

Earnings per share calculations are based on the weighted average number of shares outstanding.


Note 2 - Financing:

The Company has a line of credit with a commercial bank for borrowing up to $750 thousand. The interest rate charged is 2.5 percent above the bank's prime rate. Borrowings against this line were $695 thousand on March 31, 1995. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.

Long-term debt consists of the following:

                                        (Dollars in Thousands)
                                            March 31, 1995
                                        ----------------------

Term note, 2.5% above prime rate,
due in monthly installments of $32,307
including interest.  Final payment
estimated at $710,928 due January, 1997...     $1,193

Note payable for equipment, 10.75%,
due in monthly installments of  $8,903
including interest.  Final payment due
in September, 1997........................       242

Note payable for equipment and leasehold
improvements, 12%, due in monthly
installments of $2,262 including interest.
Final payment  due in October 1998........        79

Note payable for equipment, 10%, due in
monthly installments of $1,039 including
interest.  Final payment due in
November, 1998............................        38

Note payable for equipment, 7.65%, due in
monthly installments of $714 including
interest.  Final payment due in
February, 1999............................        29
                                              ------
                                               1,581

Less current portion......................       398
                                              ______

                                              $1,183
                                              ------
                                              ------


Equipment with an original cost of $680 thousand is pledged as collateral under the notes payable for equipment and the equipment purchase contracts.

Note 3 - Common Stock:

The Company's Stock Option Plan permits issuance of stock options to key employees at prices not less than 100% of market price at the date of grant. An aggregate of 600,000 shares of common stock is reserved in connection with this Plan. As of March 31, 1995 no options had been granted under this Plan.

Note 4 - Guarantees:

As of March 31, 1995, the Company had contingent liabilities for certain indebtedness of others amounting to $1.532 million.
The collateral for these guarantees is certain equipment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Operating Results
- -----------------

First quarter sales of $1.097 million in 1995 were slightly higher than the $1.070 million reported in the first quarter of 1994. The backlog of orders believed to be firm was approximately $2 million on May 12, 1995, compared to $2.1 million on May 12, 1994.

Cost of sales as a percentage of sales increased to 84% in the first quarter of 1995 from 76% in the first quarter of 1994. The primary reason for the increase was cost overruns due to electrical problems during field installation of two presses. Gross profits were $170 thousand and $259 thousand in 1995 and 1994, respectively.

Selling, general and administrative expenses decreased $90 thousand in 1995 compared to 1994. Selling expenses decreased by 25% in 1995 compared to 1994 due primarily to lower compensation and travel expenses. Administrative expenses decreased by 22% in 1995 from 1994. 1994 administrative expense included the cost of moving a new employee and significantly higher legal costs. Most other expenses were approximately the same.

Interest expense was $68 thousand in the first quarter of 1995, compared to $70 thousand in the first quarter of 1994. The average interest rate on the Company's short-term borrowing was 11.3% in 1995 and 7.5% in 1994. The average amount of short-term borrowings outstanding decreased to $681 thousand in 1995 from $2.247 million in 1994. Part of the decrease was the result of the Company transferring $1.250 million of short-term borrowings into a term note with the bank in December, 1994.

The net loss was $157 thousand in the first quarter of 1995, compared to a net loss of $159 thousand in the first quarter of 1994. The low volume of sales is the primary reason for the loss in both years.

The Company's operating results for the first quarter are not necessarily indicative of results to be expected for the full year, particularly because of the high value of each order for the Company's equipment and their irregular timing. Prospects for the sale of the Company's equipment are expanding significantly, both domestically and internationally. The Company expects 1995 sales to exceed those of 1994. It expects to operate profitably for the year.

Liquidity
- ---------

On March 31, 1995, working capital was $2.657 million as compared with $1.994 million on March 31, 1994, an increase of $663 thousand. The ratio of current assets to current liabilities was 2.2:1 in 1995 compared to 1.5:1 in 1994. Changes in working capital components included a $357 thousand reduction in accounts receivable, a $345 thousand reduction in accrued expenses and a $156 thousand increase in inventories. On December 31, 1994, working capital was $2.931 million and the current ratio was 2.3:1.

Funds provided by operations are the Company's primary source of liquidty. In addition, the Company uses short-term debt under a revolving line of credit with a commercial bank to finance fluctuating working capital requirements. On March 31, 1995, the Company had additional borrowing capacity of $55 thousand under this line.

Capital Resources
- -----------------

Long-term debt and deferred income taxes (net of deferred tax assest) as a percentage of total capitalization was 38 percent on March 31, 1995. The Company believes that its borrowing capacity is sufficient to provide for orderly operations.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a) Reports on form 8-K -- There are no reports on Form 8-K filed for the three months ending March 31, 1995.

                           SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       WEB PRESS CORPORATION
                                 --------------------------------
                                           (Registrant)



May 12, 1995                     /s/  WAYNE R. MARCOUILLER
- ------------                     --------------------------------
Date                              Wayne R. Marcouiller, President


May 12, 1995                     /s/  WILLIAM F. CARMODY
- ------------                     --------------------------------
Date                              William F. Carmody
                                  Secretary/Treasurer
                                  (Principal Accounting Officer)