Form 10QSB/A
period 1995-06-30
WEB PRESS CORP
filed 1995-08-14
CIK 105183

             U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549


                           FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ending June 30, 1995

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
     OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number 0-7267

                      WEB PRESS CORPORATION
_________________________________________________________________
_
(Exact name of registrant as specified in its charter)

        Washington                            91-0851298
_______________________________            ________________
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)              Identification No.)

          22023 68th Avenue S., Kent, Washington 98032
_________________________________________________________________
_
(Address of principal executive offices)

Registrant's telephone number, including area code (206) 395-3343

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety
(90) days                                             Yes X  No
__

All reports during the preceding 12 months have been filed.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
(applicable only to corporate issuers):  Common Stock, $.025 par value per share; 3,105,413 shares outstanding as of August 10,
1995

               _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

               Page 1 of 11 pages in this document

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

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes therein included in the Company's latest annual report on Form 10-KSB.

                             PART I

                      FINANCIAL INFORMATION

                      WEB PRESS CORPORATION

                   CONSOLIDATED BALANCE SHEET
                     (Dollars in Thousands)


ASSETS                                       June 30, 1995

Current Assets:
    Cash.........................              $   29
    Accounts receivable, less
      allowance for doubtful
      accounts of $16.............              2,419
    Federal income taxes
      refundable.................                  66
    Inventories..................               2,820
    Deferred tax assets..........                  61
    Prepaid expenses.............                 103
                                               ______

  Total Current Assets...........               5,498

  Machinery and Leasehold
    Improvements, at cost:
    Machinery and equipment......               2,919
    Leasehold improvements.......                 195
                                               ------
                                                3,114

    Less accumulated depreciation
    and amortization......                      2,338
                                               ------
  Machinery and Leasehold
    Improvements (Net)...........                 776
                                               ------

  Total Assets...................              $6,274
                                               ------
                                               ------

  The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                      WEB PRESS CORPORATION

                   CONSOLIDATED BALANCE SHEET
                     (Dollars in Thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY         June 30, 1994
                                             -------------
Current Liabilities:
  Note payable to bank.....................     $  521
  Accounts payable.........................        547
  Customer deposits........................        342
  Accrued expenses.........................        576
  Current portion of long-term debt........        400
                                                ------
Total Current Liabilities..................      2,386

Long-Term Debt, less current portion.......      1,079

Deferred taxes on income...................        340

Stockholders' Equity:
  Common stock, par value $.025 per share:
   Authorized, 4,000,000 shares
   Issued, 3,436,513 shares................         86
  Paid-in capital..........................        320
  Retained earnings........................      2,160
                                                ------
                                                 2,566

  Treasury stock, 331,100 shares at cost...        (97)
                                                ------
Total Stockholders' Equity.................      2,469
                                                ------
Total Liabilities and
 Stockholders' Equity......................     $6,274
                                                ------
                                                ------


The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                      WEB PRESS CORPORATION

              Consolidated Statements of Operations

          For the three and six months ending June 30, (Dollars in Thousands Except Earnings Per Share)

                                      THREE MONTHS         SIX MONTHS
                                      ------------         ----------
                                     1995       1994      1995     1994
                                     ----       ----      ----     ----

Sales.......................        $3,875     $1,073    $4,972   $2,143

Cost of sales...............         2,726        838     3,653    1,649
                                    ------     ------    ------   ------
                                     1,149        235     1,319      494

Selling, general and
  administrative expenses...           439        407       771      829
                                    ------     ------    ------   ------
                                       710       (172)      548     (335)

Interest expense............            68         82       136      152
                                    ------     ------    ------   ------

Earnings (loss) before taxes           642       (254)      412     (487)

Taxes (benefit) on
  income (loss).............           213        (92)      140     (166)
                                    ------     ------    ------   ------

Net earnings (loss).........        $  429     $ (162)   $  272   $ (321)
                                    ------     ------    ------   ------
                                    ------     ------    ------   ------

Earnings (loss) per share...          $.14      $(.05)     $.09    $(.10)
                                      ----      -----      ----    -----
                                      ----      -----      ----    -----


The above figures are unaudited. The accompanying notes are an integral part of these statements of earnings.

                      WEB PRESS CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the six months ending June 30,
                     (Dollars in Thousands)

                                           1995    1994
                                           ----    ----
Cash flows from operating activities:
  Net earnings (loss)................... $  272  $ (321)
  Adjustments to reconcile net
  earnings (loss) to net cash provided
  (used) by operating activities:
    Depreciation and amortization.......    122     126
    Provision for losses on accounts
      receivable........................      6       6
    Deferred taxes on income............    140    (166)
    Inventory valuation reserve.........    (38)
    Retirement of plant assets..........              2
    Increase (Decrease) in cash from
    changes in operating accounts:

      Accounts  receivable.............. (1,655)    713
      Inventory.........................  1,195    (417)
      Prepaid expenses..................    (24)    (58)
      Accounts payable..................    (73)    185
      Customer deposits.................    295     (20)
      Accrued expenses..................    (89)    (82)
      Other assets......................             24
                                         ------   -----
      Total adjustments                    (121)    313
                                         ------   -----
    Net cash provided (used) by
      operating activities..............    151      (8)

Cash flows from investing activities:
   Capital expenditures.................     (7)   (111)
                                         ------   -----
Cash Flows from financing activities:
  Proceeds from issuance of
    long-term debt......................            349
  Payments on long-term debt............   (178)   (366)
  Net borrowings under line of credit...    (28)    106
                                         ------  ------
  Net cash provided (used) by
    financing activities................   (206)     89
                                         ------  ------
Net decrease in cash....................    (62)    (30)

Cash at beginning of period.............     91      52
                                         ------  ------

Cash at end of period................... $   29  $   22
                                         ------  ------
                                         ------  ------

Supplemental disclosures of cash
  flow information:

  Cash was paid during the year for:
  Interest.............................   $143    $173


The above figures are unaudited. The accompanying notes are an integral part of these statements of cash flows.

                      WEB PRESS CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE SIX MONTHS ENDING JUNE 30, 1994


Note 1 - Summary of Significant Accounting Policies:

Principles of consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of Web Press Corporation and Web Leader International, Inc., its wholly owned Domestic International Sales Corporation
(DISC). All significant inter-company accounts and transactions have been eliminated in consolidation.

Inventories
-----------

Raw materials, work-in-progress and finished goods inventories are stated at the lower of average cost or market. Used presses and other related press equipment are stated at the lower of cost (specific identification basis) or market. Inventory costs include material, labor, and manufacturing overhead.

Inventories were classified as follows:

                                 (Dollars in Thousands)
                                     June 30, 1995
                                 ----------------------
Raw materials and parts
     (including subassemblies)....    $1,150
    Work-in-progress..............       478
    Finished goods................       416
    Used equipment................       776
                                      ------

                                      $2,820
                                      ------
                                      ------

Machinery and leasehold improvements
------------------------------------

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

Fully depreciated or fully amortized assets which are no longer in use or are not identifiable are written off by charges to the allowance for accumulated depreciation and amortization. When assets are retired or disposed of, the costs and accumulated depreciation of such assets are removed from the accounts and the difference between the net depreciated cost and the amount received is recorded in the statements of operatinos.

Revenue recognition
-------------------

Revenue from sales of manufactured products under firm contracts is recognized generally at the time equipment is available for shipment. All freight and installation costs are accrued at the time revenue is recognized. Estimated costs related to product warranties are provided at the time of sale. Proceeds received on contracts prior to recognition as a sale are recorded as deposits.

Income taxes
------------

Income taxes are provided on income for financial reporting purposes without regard to the period in which such taxes are payable. Deferred taxes are provided for all significant items which are reported for tax purposes in different periods than the consolidated statements of earnings. Investment tax credits are recorded as a reduction of Federal income taxes in the year available.

Earnings per share
------------------

Earnings per share calculations are based on the weighted average number of shares outstanding.

Note 2 - Financing:

The Company has a line of credit with a commercial bank for borrowing up to $700 thousand. The interest rate charged is 2.5 percent above the bank's prime rate. Borrowings against this line were $521 thousand on June 30, 1995. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.

Long-term debt consists of the following:

                                        (Dollars in Thousands)
                                            June 30, 1995
                                        ---------------------

Term note, 2.5% above prime rate,
due in monthly installments of $32,307
including interest.  Final payment
estimated at $710,928 due January, 1977....   $1,129

Note payable for equipment, 10.75%,
due in monthly installments of
$8,903 including interest.  Final
payment due in September, 1997.............      213

Note payable for equipment and
leasehold improvements, 12%, due
in monthly installments of $2,262
including interest.  Final payment
due in October 1998........................       74

Note payable for equipment, 10%,
due in monthly installments of
$1,039 including interest.  Final
payment due in November, 1998..............       36

Note payable for equipment, 7.65%,
due in monthly installments of
$714 including interest.  Final
payment due February, 1999.................       27
                                              ------
                                               1,479

Less current portion.......................      400
                                              ------
                                              $1,079
                                              ------
                                              ------

Equipment with original cost of $680 thousand is pledged as collateral under the notes payable for equipment and the equipment purchase contracts.

Note 3 - Common Stock:


The Company's Stock Option Plan permits issuance of stock options to key employees at prices not less than 100% of market price at the date of grant. An aggregate of 600,000 shares of common stock is reserved in connection with this Plan. As of June 30, 1995, no options had been granted under this Plan.

Note 4 - Guarantees:

As of June 30, 1995, the Company had contingent liabilities for certain indebtedness of others amounting to $102 thousand. The collateral for these guarantees is certain equipment

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


Operating Results
-----------------

Sales:
------
Sales for the second quarter of 1995 totaled $3.875 million, more than triple those for the second quarter of 1994 which were $1.073 million. Sales for the first half of 1995 were $4.972 million, more than twice those for the first half of 1994 which were $2.143 million. The backlog of orders believed to be firm on August 10, 1995 was $1.966 million. It was $1.615 million on that date in 1994. Changes in the volume of printing press sales customarily lag changes in the general economy. It appears as though press sales have finally caught up with the recovery of the economy.

Cost of Sales:
--------------

Selling, general and administrative expenses for the first half of 1995 were 7% below those for the same period of 1994. Such expenses for the second quarter of 1995 were 8% higher than those for the same period of 1994 primarily because of increased incentive compensation for the higher volume of sales in that period. Travel, advertising and legal expense were all lower, while other categories of administrative expenses remained essentially the same.

Debt:
-----

Total debt was reduced by $234 thousand during the first half of 1995. Bank debt was reduced by $149 thousand during that period.

The Company restructured its bank debt in December of 1994. Its total bank debt was divided into a $1.250 million term loan and a line of credit.

While Web's average short-term borrowings were significantly lower in 1995 than in 1994, the applicable interest rates, like all interest rates, were significantly higher than for the same periods in 1994. Second quarter 1995 average short-term borrowings were $657 thousand and the applicable interest rate was 11.5%. Those amounts for 1994 were $2.247 million and 8.6%, respectively. First half of 1995 average short-term borrowings were $665 thousand and the applicable interest rate was 11.4%. Those amounts for 1994 were $2.251 million and 8%, respectively.

Total interest expense was $68 thousand for the second quarter and $136 thousand for the first half of 1995, compared to $82 thousand and $152 thousand for the respective periods in 1994.

Earnings:
---------

Operating profit for the second quarter of 1995 was $642 thousand and net earnings after taxes were $429 thousand. In the same period of 1994, Web sustained an operating loss of $254 thousand and a net loss of $162 thousand.

Operating profit for the first half of 1995 was $412 thousand and net earnings after taxes were $272 thousand. In the same period of 1994, Web sustained an operating loss of $487 thousand and a net earnings loss of $321 thousand.

The primary reason for the change was higher sales. Higher gross profit margins and the containment of selling and administrative expenses also contributed to the improved profit performance.

The Company's operating results for the first six months are not necessarily indicative of results to be expected for the full year, particularly because of the high value of each order for the Company's equipment and their irregular timing. Due to increased and sustained demand for advertising in the first half of 1995, the Company believes newspapers will continue to have strong earnings during the remainder of the year. Sales of the Company's equipment in the second half of 1995 should continue to improve if buyers perceive that advertising revenues will remain strong in the future.

Liquidity
---------

On June 30, 1995, working capital was $3.112 million as compared to $2.783 million on June 30, 1994, an increase of $329 thousand. The ratio of current assets to current liabilities was 2.3 to 1 in 1995 compared to 1.5 to 1 in 1994. Changes in working capital components included an increase of $1.655 million in accounts receivable and $295 thousand in customer deposits. Inventories were reduced by $1.195 million and deferred taxes decreased by $140 thousand.

Funds provided by operations are the Company's primary source of liquidity. In addition, the Company uses short-term debt under a revolving line of credit with a commercial bank to finance fluctuating working capital requirements. On June 30, 1995, the Company had additional borrowing capacity of $179 thousand under this line.

Capital Resources
-----------------

Long-term debt and deferred income taxes (net of deferred tax assets) as a percentage of total capitalization was 35% on June
30, 1995. The Company believes that its borrowing capacity is sufficient to provide for orderly operations.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Reports on Form 8-K -- There are no reports on Form 8-K filed for the three months ending June 30, 1995.


                            SIGNATURE
                            ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             WEB PRESS CORPORATION
                                             ---------------------
                                                 (Registrant)


August 10, 1995
_______________________________    \S\
Date                               Wayne R. Marcouiller, President


August 10, 1995
_______________________________    \S\
Date                               William F. Carmody
                                   Secretary/Treasurer
                                   (Principal Accounting Officer)