Form 10QSB
period 1995-09-30
WEB PRESS CORP
filed 1995-11-22
CIK 105183

             U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549


                           FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ending September 30th, 1995

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
     OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number 0-7267

WEB PRESS CORPORATION
______________________________________________________
(Exact name of registrant as specified in its charter)

Washington                                     91-0851298
_______________________________            ___________________
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)

22023 68th Avenue S., Kent, Washington 98032
(Address of principal executive offices)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
(applicable only to corporate issuers):  Common Stock, $.025 par value per share; 3,105,413 shares outstanding as of November 10,
1995
               _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

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

                             PART I

                      FINANCIAL INFORMATION

                      WEB PRESS CORPORATION

                   CONSOLIDATED BALANCE SHEET
                     (Dollars in Thousands)


  ASSETS                                  September 30, 1995
                                          __________________

  Current Assets:
    Cash.........................              $  227
    Accounts receivable, less
      allowance for doubtful
      accounts of $12............               1,916
    Federal income taxes
      refundable.................                  66
    Inventories..................               2,901
    Deferred tax assets..........                 111
  Prepaid expenses...............                  83
                                               ______

  Total Current Assets...........               5,304

  Machinery and Leasehold
    Improvements, at cost:
    Machinery and equipment......               2,925
    Leasehold improvements.......                 195
                                               ______
                                                3,120

    Less accumulated depreciation
    and amortization.............              (2,395)
                                               ______

  Machinery and Leasehold
    Improvements (Net)...........                 725
                                               ______


  Total Assets...................              $6,029
                                               ______
                                               ______


  The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                     .WEB PRESS CORPORATION

                   CONSOLIDATED BALANCE SHEET
                     (Dollars in Thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY        September 30, 1995
                                            __________________

Current Liabilities:
  Note payable to bank.....................      $  677
  Accounts payable.........................         433
  Customer deposits........................         239
  Accrued expenses.........................         579
  Current portion of long-term debt........         404
                                                 ______

Total Current Liabilities..................       2,332

Long-Term Debt, less current portion.......         985

Deferred taxes on income...................         340

Stockholders' Equity:
  Common stock, par value $.025 per share:
   Authorized, 4,000,000 shares
   Issued, 3,436,513 shares................          86
  Paid-in capital..........................         320
  Retained earnings........................       2,063
                                                 ______

                                                  2,469

  Treasury stock, 331,100 shares at cost...         (97)
                                                 ______

Total Stockholders' Equity.................       2,372
                                                 ______

Total Liabilities and
 Stockholders' Equity......................      $6,029
                                                 ______
                                                 ______




The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                      WEB PRESS CORPORATION

              Consolidated Statements of Operations

      For the three and nine months ending September 30th, (Dollars in Thousands Except Earnings Per Share)

                             THREE MONTHS        NINE MONTHS
                             ____________        ___________
                            1995       1994     1995      1994
                            ____       ____     ____      ____

Sales.................... $1,796      $1,607  $6,768    $3,750

Cost of sales............  1,581       1,200   5,234     2,849
                          ______      ______  ______    ______

                             215         407   1,534       901
Selling, general and
  administrative
  expenses...............    302         368   1,073     1,197
                          ______      ______  ______    ______
                             (87)         39     461      (296)

Interest expense.........     59          67     195       219
                          ______      ______  ______    ______

Earnings (loss) before
  taxes..................   (146)        (28)    266      (515)

Taxes (benefit) on
  income (loss)..........    (49)         (9)     91      (175)
                          ______      ______  ______    ______

Net earnings (loss)...... $  (97)     $  (19) $  175    $ (340)
                          ______      ______  ______    ______
                          ______      ______  ______    ______

Earnings (loss) per
  share..................  $ (.03)    $ (.01) $  .06    $ (.11)
                           ______     ______  ______    ______
                           ______     ______  ______    ______


The above figures are unaudited. The accompanying notes are an integral part of these statements of earnings.

                      WEB PRESS CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the nine months ending September 30th,
                     (Dollars in Thousands)

                                           1995   1994
                                           ____   ____
Cash flows from operating activities:
  Net earnings (loss)................... $  175  $ (340)
  Adjustments to reconcile net
  earnings (loss) to net cash provided
  (used) by operating activities:
    Depreciation and amortization.......    179     190
    Provision for losses on accounts
      receivable........................      9       9
    Deferred taxes on income............     90    (159)
    Inventory valuation reserve.........    (36)
    Retirement of plant assets..........              2
    Increase (Decrease) in cash from
    changes in operating accounts:

      Accounts receivable............... (1,155)    725
      Income taxes refundable...........             59
      Inventory.........................  1,112    (273)
      Prepaid expenses..................     (4)    (34)
      Accounts payable..................   (187)     75
      Customer deposits.................    192     232
      Accrued expenses..................    (86)   (126)
      Other assets......................             24
                                         ______  ______

      Total adjustments                     114     724
                                         ______  ______

    Net cash provided (used) by
      operating activities..............    289     384

Cash flows from investing activities:
  Capital expenditures..................    (13)   (121)
                                         ______  ______

Cash Flows from financing activities:
  Proceeds from issuance of
    long-term debt......................            349
  Payments on long-term debt............   (268)   (392)
  Net borrowings under line of credit...    128     (58)
                                         ______  ______

  Net cash provided (used) by
    financing activities................   (140)   (101)
                                         ______  ______

Net increase in cash....................    136     162

Cash at beginning of period.............     91      52
                                         ______  ______

Cash at end of period................... $  227  $  214
                                         ______  ______
                                         ______  ______

Supplemental disclosures of cash
  flow information:

  Cash was paid during the year for:
  Interest.............................   $201    $241


The above figures are unaudited. The accompanying notes are an integral part of these statements of cash flows.

                      WEB PRESS CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1995

Note 1 - Summary of Significant Accounting Policies:

Principles of consolidation
___________________________

The accompanying consolidated financial statements include the accounts of Web Press Corporation and Web Leader International, Inc., its wholly owned Domestic International Sales Corporation
(DISC). All significant inter-company accounts and transactions have been eliminated in consolidation.

Inventories
___________

Raw materials, work-in-progress and finished goods inventories are stated at the lower of average cost or market. Used presses and other related press equipment are stated at the lower of cost (specific identification basis) or market. Inventory costs include material, labor, and manufacturing overhead.

Inventories were classified as follows:

                                     (Dollars in Thousands)
                                      September 30th, 1995
                                      ____________________

    Raw materials and parts
    (including subassemblies).....          $1,413
    Work-in-progress..............             222
    Finished goods................             561
    Used equipment................             706
                                            ______

                                            $2,902
                                            ______
                                            ______



Machinery and leasehold improvements
____________________________________

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

Revenue recognition
___________________

Revenue from sales of manufactured products under firm contracts is recognized generally at the time equipment is available for shipment. All freight and installation costs are accrued at the time revenue is recognized. Estimated costs related to product warranties are provided at the time of sale. Proceeds received on contracts prior to recognition as a sale are recorded as deposits.

Income taxes
____________

Income taxes are provided on income for financial reporting purposes without regard to the period in which such taxes are payable. Deferred taxes are provided for all significant items which are reported for tax purposes in different periods than the consolidated statements of earnings. Investment tax credits are recorded as a reduction of Federal income taxes in the year available.

Earnings per share
__________________

Earnings per share calculations are based on the weighted average number of shares outstanding.

Note 2 - Financing:

The Company has a line of credit with a commercial bank for borrowing up to $700 thousand. The interest rate charged is 2.5 percent above the bank's prime rate. Borrowings against this line were $677 thousand on September 30th, 1995. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.

Long-term debt consists of the following:

                                        (Dollars in Thousands)
                                          September 30, 1995
                                          __________________

Term note, 2.5% above prime rate,
due in monthly installments of $32,307
including interest.  Final payment
estimated at $710,928 due January, 1977....   $1,069

Note payable for equipment, 10.75%,
due in monthly installments of
$8,903 including interest.  Final
payment due in September, 1997.............      191

Note payable for equipment and
leasehold improvements, 12%, due
in monthly installments of $2,262
including interest.  Final payment
due in October, 1998.......................       70

Note payable for equipment, 10%,
due in monthly installments of
$1,039 including interest.  Final
payment due in November, 1998..............       34

Note payable for equipment, 7.65%,
due in monthly installments of
$714 including interest.  Final
payment due February, 1999.................       25
                                              ______
                                               1,389

Less current portion.......................      404
                                              ______

                                              $  985
                                              ______
                                              ______

Equipment with original cost of $680 thousand is pledged as collateral under the notes payable for equipment and the equipment purchase contracts.

Note 3 - Common Stock:

The Company's Stock Option Plan permits issuance of stock options to key employees at prices not less than 100% of market price at the date of grant. An aggregate of 600,000 shares of common stock is reserved in connection with this Plan. As of September 30th, 1995, no options had been granted under this Plan.

Note 4 - Guarantees:

As of September 30th, 1995, the Company had contingent liabilities for certain indebtedness of others amounting to $102 thousand. The collateral for these guarantees is certain equipment.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


Operating Results
_________________

Sales:
______

Sales for the first nine months of 1995 were $6.768 million, compared to $3.750 million for the first nine months of 1994. Third quarter sales were $1.796 million in 1995 and $1.607 million in 1994. Domestic sales improved significantly during the first nine months of 1995, increasing 157% from the same period in 1994. The backlog of orders believed to be firm on November 10th, 1995, was $2.744 million. The backlog was $2.773 million on November 11th, 1994.

Cost of Sales:
______________

Cost of sales as a percentage of sales was 88% in the third quarter of 1995. It was 75% in the same period of 1994. Several factors contributed to the high percentage in the third quarter of 1995. Three used presses that were ordered in the second quarter were reconditioned in the third at significantly higher costs than estimated. A new press order was sold at a lower than normal gross profit. Parts sales normally fluctuate but those in the third quarter were significantly below normal.

Selling, General & Administrative Expenses:
___________________________________________

Selling, general and administrative expenses for the third quarter of 1995 were 18% below those for the same period of 1994. Those for the first nine months of 1995 were 10% below those for the first nine months of 1994. The lower costs in 1995 were due to reductions in advertising and promotion expenses, travel expenses, and legal expenses. Most other selling, general and administrative expenses did not change significantly.

Interest Expense:
_________________

Interest expense for the third quarter of 1995 was 12% below that for the same period of 1994 even though the average interest rate was 2% higher. Interest expense for the first nine months of 1995 was 11% below that for the same period of 1994 even though the average interest rate was 2.9% higher. Average short-term borrowings from the bank were $649 thousand for the third quarter of 1995 and $673 thousand for the first nine months of 1995. In December of 1994 the Company restructured its bank line of credit, transferring $1.25 million into a term note. The average short-term borrowings for the third quarter of 1995 were $2.12 million. Those for the nine month period of 1994 were $2.231 million.

Net Earnings:
_____________

The Company sustained a net loss of $97 thousand in the third quarter of 1995 compared to a net loss of $19 thousand in the third quarter of 1994. For the nine-month period ended
September 30th, 1995, net profits were $175 thousand compared to a net loss of $340 thousand in 1994.

Company Operating Results:
__________________________

The company's operating results for the first nine-months are not necessarily indicative of results to be expected for the full year, particularly because of the high value of each order for the company's equipment and their irregular timing. Due to increased and sustained demand for printed advertising during the first nine-months of 1995, the Company believes newspapers will continue to have strong earnings during the remainder of 1995 and 1996. Such increased earnings customarily translate into higher press sales.

Liquidity:
__________

On September 30th, 1995, working capital was $2.972 million as compared with $1.796 million on September 30th, 1994. The ratio of current assets to current liabilities was 2.3:1 in 1995 compared to 1.5:1 in 1994. Changes in working capital components include a $1.155 million increase in accounts receivable; a reduction of $1.112 million in inventory; a reduction of $187 thousand in accounts payable; and a $192 thousand increase in customer deposits. On December 31st, 1994, working capital was $2.931 million and the current ratio was 2.3:1.

Capital Resources:
__________________

Long-term debt and deferred income taxes (net of deferred tax assets) as a percentage of total capitalization was 34% on September 30th, 1995. The company believes that its borrowing capacity is sufficient to provide for orderly operations.

Item 6.  Exhibits and Reports on Form 8-K
_________________________________________

(a) Reports on Form 8-K -- There are no reports on Form 8-K filed for the three months ending September 30th, 1995.


                            SIGNATURE
                            _________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              WEB PRESS CORPORATION
                                    _______________________________
                                                        (Registrant)


November 13th, 1995                 /S/ WAYNE R, NARCOUILLER
___________________                 _______________________________
Date                                Wayne R. Marcouiller, President


November 13th, 1995                 /S/ WILLIAM F. CARMODY
___________________                 _______________________________
Date                                William F. Carmody
                                    Secretary/Treasurer
                                   (Principal Accounting Officer)