Form 10KSB
period 1995-12-31
WEB PRESS CORP
filed 1996-03-26
CIK 105183

                        F O R M  10 - KSB

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

(Mark One)

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934     (FEE REQUIRED)
                                                ______________

For the fiscal year ended     December 31, 1995
                              ________________________________

                               OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT OF 1934                     (NO FEE REQUIRED)

For the transition period from  ______________ to _______________

Commission file number   O-7267
                         ________________________________________

                      WEB PRESS CORPORATION
_________________________________________________________________

Washington                                   91-0851298
_______________________________              ____________________
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)

22023 68th Avenue South, Kent, Washington        98032
_________________________________________     ___________________
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (206) 395-3343
                                                   ______________

Securities Registered Pursuant to 12(b) of the Act:

Title of each class     Name of each exchange on which registered

None
____________________    _________________________________________

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.025
_________________________________________________________________
                         (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or such shorter period that the registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X  No
    ____    ____

All reports during the preceding 12 months have been filed.

State issuer's revenues for its most recent fiscal year....$8,950,726.

As of February 23, 1996, 3,105,413 common shares were outstanding, and the aggregate market value of the common shares (based upon the sales price of a local market maker) held by non-affiliates was approximately $264 thousand.

Documents incorporated by reference:  Exhibits as described in
Part III, Item 13.

                      WEB PRESS CORPORATION

        TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-KSB

ITEM      DESCRIPTION                                     PAGE

                             PART I

 1.       BUSINESS.......................................  4
 2.       PROPERTIES...................................... 6
 3.       LEGAL PROCEEDINGS..............................  7
 4.       SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS................................ 7

                             PART II

 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK
          AND RELATED SECURITY HOLDER MATTERS............. 8
 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS... 8
 7        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..... 12
 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.......... 12

                            PART III

 9.       DIRECTORS AND EXECUTIVE OFFICERS
          OF REGISTRANT................................... 13
10.       EXECUTIVE COMPENSATION.......................... 14
11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT........................... 15
12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.. 15
13.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K......................... 16

                  ANNUAL REPORT ON FORM 10-KSB
                      WEB PRESS CORPORATION
                             PART I


ITEM 1.   BUSINESS

(A)  General Development of Business

Web Press Corporation (herein referred to as "Web" or "Company") was founded in late 1967 under the name "Web Press Aid" as a sole proprietorship. The company was incorporated in November, 1969 under the laws of the State of Washington. Initially, the Company was involved primarily in the rebuilding and repair of web-fed printing presses and related equipment. Shortly after incorporation, the Company undertook the development of a line of printing press equipment of its own design. During 1972, the Company commenced production of this equipment. While the manufacture of new equipment is now the Company's primary business, it continues to deal in rebuilt and used equipment as an adjunct to its new press sales. The Company also sells parts and service for its new equipment. The sale of new and used presses accounted for approximately 73% and 10%, respectively, of the Company's revenues in 1995. The Company's presses are primarily designed to print on absorbent paper such as newsprint. Products produced by the presses are newspapers (both broadsheet and tabloid sizes), shoppers, advertising inserts, and paperback books.

During 1984 and 1985, the Company developed four models of a new high-speed press and added them to its product line. In 1992, the Company added a new size cutoff to this line of presses, increasing the number of models to six.

In 1995, the Company introduced and sold its first integrated rollstand perfecting unit (IRU). The IRU has a single roll position under the perfecting unit in place of a free-standing two-position rollstand.

(B)  Financial Information About Segments

See Note 7 of Notes to Consolidated Financial Statements for information about the Company's operations by segment and geographic area for the years ended December 31, 1995 and 1994.

 (C)  Narrative Description of Business

Equipment which Web Press Corporation manufactures consists of two basic products, the Web Leader and the Atlas. The Atlas is made in six different models. The principal difference between the Web Leader and the Atlas is that the Atlas is fifty percent faster. Each press is composed of standard modules to unwind, print, cutoff and fold the roll of paper into a finished product.

Each is arranged to meet the particular printer's requirements for the number of pages, color, and size of his products.
Following are descriptions of these modules:

PERFECTOR. Web's perfector is a rotary offset perfecting printing press unit, consisting of two printing couples running
"back-to-back". Each perfector will print four broadsheet-size newspaper pages, in one color, on each revolution of the printing couples. Perfectors can be configured to print up to four colors. They can print up to 32 broadsheet-size pages.

QUADRA-COLOR UNIT. Web's Quadra-Color unit consists of four printing stations mounted around a common impression cylinder. This unit prints four colors on two broadsheet-size pages at a time. It offers better control over color register and thus is capable of greater accuracy in color printing than conventional, unit-to-unit methods for color printing. It is used in conjunction with the Company's other products to provide close register, four-color capability in the printing system.

FOLDER. Web's folder is used in conjunction with perfecting and Quadra-Color units to fold the printed paper into a finished product. The folder cuts the paper off in every plate cylinder revolution and folds it in standard broadsheet-size newspapers, tabloid-size papers, and shopping-flyer or magazine-size products. The Company also produces two folder styles which have the capability of making a second parallel fold to produce "digest"-size signatures which are used in printing some books and pamphlets.

TWO-POSITION ROLL ROLLSTANDS. Web's rollstand supports two, 42-inch diameter rolls of 36-inch wide paper and is used in conjunction with the perfector and Quadra-Color units. The rollstand controls the unwinding of the paper roll and feeds it to the printing units under controlled tension.

Web Press Corporation markets its products through Company employed representatives in the United States and Canada.
Foreign sales are made through independent organizations in Latin
America, Asia, Europe, and the Middle East.

The Company's presses are sold in a highly competitive world market. Competition is based on a combination of price, service, quality, and the versatility of the equipment. Web's presses are priced competitively with similar products. The Company believes that features incorporated in its presses, as well as the Company's policies of supporting its customers, will allow it to continue to be very competitive. Web Press Corporation is the only manufacturer in the United States producing a Quadra-Color unit for its market.

The primary competitors of the Company are divisions or subsidiaries of Rockwell International, P.E.C. Corporation (King Press

Division), and Harris Graphics. Certain of these Companies have financial resources in excess of the Company's.

The most important materials employed in Web's product line are steel and aluminum (plate and bar stock), tubing, bearings, and rubber coverings. All are available through local suppliers. The Company believes that its sources of supply for these materials are adequate for its needs and that it is not substantially dependent upon any one supplier. Lead times of up to six months are required at some times for certain materials.

Web Press Corporation maintains an ongoing program of product development and improvement. This program consists primarily of technical improvements and supplementary developments which have produced features and capabilities that management believes will result in competitive marketing advantages for Web's product line. In 1995, $228 thousand was expended for research and development compared to $222 thousand in 1994.

Total employment of 63 persons as of December 31, 1995 compares with approximately 59 at December 31, 1994.

The backlog of orders on February 29, 1996 was approximately $1.1 million. The Company expects to complete all equipment required for these orders within 1996. The comparable figure was approximately $1.4 million on March 24, 1995.

Substantially all of the Company's operations are run by electrical energy purchased from a local utility. The Company has not experienced energy shortages and does not anticipate any difficulties in the foreseeable future. Extended shortages of energy would have an adverse impact on the Company.

Compliance with federal, state and local environmental protection laws during 1995 had no material effect upon capital expenditures, earnings, or the competitive position of Web Press
Corporation.

(D)  Foreign Operations

The Company's foreign operations consist entirely of export sales and related services originating at is facilities within the United States. Export sales accounted for 48.2% of total sales in 1995 and 55.4% in 1994. Further financial information relating to foreign operations for the two years ended December 31, 1995, is set forth in Note 7 (Segment Information) of the Notes to Consolidated Financial Statements.

ITEM 2.   PROPERTIES

OFFICE AND MANUFACTURING FACILITIES. The Company presently occupies approximately 49,000 square feet of leased office and manufacturing space at 22023 68th Avenue South, Kent, Washington. The term of the lease is ten years, commencing six months from the date of occupancy by the Company in May 1988, with two five-year renewal options. There are three options for leasing additional, adjacent space of 8,000 square feet each. There was no rent for the first six months after the Company occupied the premises. In addition, the lease required the lessor to finance $150,000 of leasehold improvements and other costs incurred by the Company. The total monthly payment, including amortization of the $150,000 financed, is $14,451.

The Company has arrangements for small offices for each of its three salesmen who are located in Burlington, Vermont; Lee's
Summit, Missouri and Charlotte, North Carolina.

ITEM 3.   LEGAL PROCEEDINGS

LITIGATION. There are no material pending legal proceedings, other than ordinary legal matters incidental to the Company's business, to which the Company is a party or in which any of the Company's property is the subject.

ENVIRONMENTAL PROCEEDINGS. There are no proceedings against the Company involving federal, state or local statutes or ordinances dealing with environmental protection.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                             PART II
                             _______


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        SECURITY HOLDER MATTERS

(A)  Principal Market, Stock Price, and Dividend Information

Although certain dealers regularly provide quotations on the Company's stock, actual trading activity is limited.

The following table sets forth the high and low bid quotations per share for the Company's common stock for the periods indicated. These figures were provided by certain market makers and may reflect inter-dealer prices, without retail mark-up, mark-down or commission. They do not necessarily represent actual transactions.

                        1995                         1994
                        ____                         ____

  Quarter            High    Low                 High      Low
  _______            ____    ___                 ____      ___

  First             $.25    $.0625              $.344     $.25
  Second             .1875   .0625               .375      .25
  Third              .4375   .0625               .375      .25
  Fourth             .5      .125                .25       .125

The Company has paid no dividends during the two years ended
December 31, 1995.

(B)  Approximate Number of Holders of Common Stock

The number of holders of record for the Company's common stock as of March 8, 1996 was 567.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
________

Web Press operates in a segment of the graphic arts industry. Its primary business is the manufacture and sale of rotary offset, web-fed printing presses. These products are designed for the use in printing newspapers, shoppers, advertising inserts, paperback books and similar products. The market is dominated by four domestic manufacturers. Sales in the industry are sensitive to advertising expenditures, long-term interest rates and newsprint shortages. The product is labor intensive; materials shortages are rare; and technical obsolescence has not been a significant factor.

OPERATING RESULTS
_________________

                     1995 Compared with 1994
                     _______________________

Sales in 1995 were $8.951 million, an increase of $2.044 million from 1994 sales of $6.907 million. New press sales increased $2.820 million in 1995 from 1994. Both domestic and international new press sales were higher, increasing $2.277 million and $543 thousand, respectively. Used press sales declined $1.023 million in 1995 due to the Company receiving fewer trade-in presses and having fewer used presses in inventory to sell. Revenues from the sales of parts and service increased
19.7 percent in 1995 from 1994.

Overall gross profit margins on sales improved to 24.1 percent in 1995 compared to 19.3 percent in 1994. The improved gross margin is the result of increased sales of new equipment, which have a higher gross margin than used equipment, as a percentage of total sales. New equipment accounted for 73% of total sales in 1995, compared to 54% in 1994. The continued growth in parts sales in 1995 also contributed to the higher gross margin.

Selling, general and administrative expenses decreased 13.9 percent in 1995 from 1994. Selling expenses were lower due to cost containment programs and restructuring. Payroll costs were down 16.8 percent; promotional costs declined by 19.2 percent; travel expenses were lower by 49.8 percent; and communication expenses were down 34%. Most general and administrative expenses were approximately the same in 1995 as they were in 1994. The Company's president received a contractual performance bonus of $64 thousand in 1995. There was no bonus in 1994.

Interest expense decreased 17.1 percent in 1995 from 1994. Average short-term borrowings from the bank were $643 thousand in 1995, and $2.084 million in 1994. The Company converted $1.250 million of its short-term borrowings into term debt in December, 1994. The average interest rate on all borrowings was 11.3 percent in 1995 and 9.0 percent in 1994.

Pre-tax operating income in 1995 was $451 thousand compared to a loss of $667 thousand in 1994. Net earnings were $300 thousand in 1995, compared to a net loss of $478 thousand in 1994. The $2.820 million increase in new equipment sales, higher gross margin due to a more favorable sales mix, and the Company's cost containment program all contributed to net earnings increasing $778 thousand in 1995 from 1994.

                     1994 Compared with 1993
                     _______________________

Sales in 1994 were $6.907 million, a decrease of $2.088 million from the $8.995 million reported in 1993. International sales grew to $3.823 million in 1994, an increase of 8.6 percent from the 1993 level. Domestic sales of used equipment improved also, increasing 31 percent in 1994. Domestic sales of new equipment declined $3 million in 1994 from 1993, accounting for all of the decrease in 1994's sales. Revenues from the sales of parts and service increased 33.6 percent in 1994.

Gross profit margins on sales were 19.3 percent in 1994 compared to 26.6 percent in 1993. Nineteen ninety-four's gross profit margin was adversely affected by the purchase of a press the Company was obligated to buy under terms of a repurchase agreement. The Company anticipated selling that press at a profit; however, due to significant abnormal damage to the press, which the Company had to repair, the Company incurred a $124 thousand negative gross margin on the resale of the press. Had it not been for this press, the gross margin for 1994 would have been 25.4 percent, which compares with 26.6 percent for 1993. However, 1994's gross margin including the repurchased press transaction was 19.3 percent.

Selling, general and administrative expenses decreased 13.2 percent in 1994 from 1993. Sales commissions, administrative compensation and legal expenses were lower by 27.7 percent, 13.2 percent and 83.2 percent, respectively in 1994 compared to 1993. In 1994 the Company incurred a one time charge to expense of $106 thousand for operating advances to a foreign agent which were to be repaid from sales fees earned by the agent. The Company terminated the relationship in January 1995. Most other expenses were unchanged.

Interest expense increased 2.3 percent in 1994 from 1993. The rate charged for short-term borrowings from the bank increased to 11 percent on December 31, 1994, from 7.5 percent on December 31, 1993. Average short-term borrowings from the bank were $418 thousand lower in 1994 than in 1993. The average interest rate on short-term borrowings was 9.02 percent in 1994 compared to 7.5 percent 1993.

Nineteen ninety-four resulted in a net loss of $478 thousand, compared to a net profit of $105 thousand in 1993. The loss is primarily the result of lower domestic sales of new equipment, the negative gross margin on the sales of the repurchased press, and the write-off of operating advances to a foreign agent.

                              1996
                              ____

Because of the high value of each order for the Company's equipment and the irregular timing of orders, projections for particular time periods are very difficult to make.

The Company anticipates moderate growth for both domestic and international sales in 1996. Additions to the Atlas product line should help sales both domestically and internationally. The continued growth in advertising revenues for newspapers, which are expected to rise by approximately 6 percent in 1996 according to the Newspaper Association of America, should help sales, too. Newspaper consolidations have slowed down, resulting in fewer used presses coming on the market and increasing the demand for new equipment. Competition from used equipment has subsided as used equipment is not readily available.

A recent major development in the industry was the announcement by Rockwell International that it was attempting to sell its Graphic Systems subsidiary. That subsidiary includes Goss, which is the largest manufacturer of presses that compete against the Company's presses. The impact on the Company if Goss is sold is uncertain, but should be positive.

LIQUIDITY
_________

The current ratio on December 31, 1995, was 2.5:1 and net working capital was $3.132 million. Changes in working capital components include an increase in accounts receivable of $1.230 million; a reduction in total inventories of $1.016 million; a decrease in accounts payable of $216 thousand; lower net deferred tax assets of $124 thousand; and a federal tax refund of $66 thousand.

Most of the decrease in inventories was in finished goods, which were $969 thousand lower in 1995 than in 1994. Used equipment inventories were reduced by $271 thousand in 1995. Work-in-progress and raw materials and parts inventories were up slightly in 1995.

Funds provided by operations are the Company's primary source of liquidity. In addition, the Company uses short-term debt under a revolving line of credit with a commercial bank to finance fluctuating working capital requirements. On December 31, 1995, the Company had additional borrowing capacity of $33 thousand under that line.

CAPITAL RESOURCES
_________________

Total assets decreased by $145 thousand in 1995. Stockholders' equity increased by $300 thousand, working capital increased by $201 thousand, and noncurrent deferred income taxes increased by $27 thousand. Long-term debt was reduced by $323 thousand in 1995.

Long-term financing in the form of secured notes or capitalized leases is used to acquire manufacturing equipment. The Company incurred no additional long-term debt in 1995. As a percentage of total capitalization, long-term debt and deferred income taxes (net of deferred tax assets) was 33 percent on December 31, 1995. The Company believes that its borrowing capacity is sufficient to provide for orderly operations.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data filed as part of this report are listed in the index appearing in Item 13 to this Form
10-KSB Annual Report.

ITEM 8.   CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                            PART III
                            ________


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are:

Name                Position                           Age
____                ________                           ___

W. R. Marcouiller   President and Director             73

W. F. Carmody       Secretary/Treasurer and Director   71

G. C. Sanborn       Director                           73

C. A. Gath          Vice-President of Sales            55


There are no family relationships between any directors or executive officers of the registrant. Officers are appointed by the Board of Directors and serve at its will or until they resign.

BUSINESS EXPERIENCE:

W. R. Marcouiller
_________________

Mr. Marcouiller has had 47 years experience in the graphic arts equipment industry. For three years prior to joining the Company, he was the President of Strahn, Inc., Oakbrook, Illinois, a subsidiary of Strahn & Henshaw, Ltd., a British printing press manufacturer. For the six years prior to joining Strahn, Mr. Marcouiller was Vice President-Commercial Press Marketing of the Goss Division, MGD Graphic Systems, Rockwell International. Mr. Marcouiller has been a Director and President since October of 1974.

W. F. Carmody
_____________

Mr. Carmody has been a Director and Secretary/Treasurer of the Company since June of 1969. He retired in 1990 as president of Carmody Company, Inc., Seattle, Washington, a dealer and manufacturer's representative for heavy electrical and industrial equipment. He is an electrical engineer licensed professionally in the State of Washington and Oregon. He is not an employee.

G. C. Sanborn
_____________

Mr. Sanborn has been a Director of the Company since November 1969. He retired in 1978 as Owner and General Manager of Industrial Products Company, Seattle, Washington, a distributor of industrial supply equipment. He is now an independent consultant.

C. A. Gath
__________

Prior to joining the Company as Vice-President of Sales in May of 1985, Mr. Gath was Manager of South and Western Operations in the Cheshire Division of Xerox Corporation, a manufacturer of addressing and labeling equipment. He started with that division in 1976 as a sales representative and progressed through several management positions in sales and marketing.

401(K) PLAN:

Effective January 1, 1988, the Company established a 401(K) plan under the Internal Revenue Service Regulations. Employees are eligible to participate after one year of service. Plan participants self-direct their investments choosing from six options sponsored by an insurance company. An employee who elects to participate may contribute in a year up to the lower of 15% of gross pay or the dollar limit under the regulations, which in 1995 was $9,240. The Company contributes a matching amount of 10% of the first $1,000 contributed by an employee in a year. In addition, the Company may make a discretionary matching contribution. The total amount is determined by the Company's Board of Directors and allocated to the participants based on their contributions. There were no discretionary contributions in 1995 and 1994.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate total cash compensation accrued during the fiscal years ended December 31, 1995, 1994, and 1993 for the chief executive officer of the Company.

                       Annual Compensation
                       ___________________

Name/Principal           Salary    Bonus   Long-Term    All Other
   Position       Year     ($)      ($)  Compensation  Compensation
______________    ____   ______    _____ ____________  ____________

W.R. Marcouiller  1995   164,145   64,416      0`           0
President/General 1994   159,970     0         0            0
Manager/Director  1993   155,387   86,327      0            0

The registrant entered into a five-year employment agreement with the President/General Manager effective January 1, 1980. This agreement provided for annual payments of $75,000 (adjusted for inflation) and a bonus of 12.5% of earnings before taxes on income. Effective January 1, 1985, January 1, 1990, and January 1, 1995, the agreement was renewed for another five years under the same terms and conditions. The President's 1995 base salary was $164,145 per year. This agreement is filed as an exhibit to this Annual Report on Form 10-KSB.

The Vice-President of Sales is paid commissions equal to 1% of firm orders accepted. The remainder of the officers and directors are under no formal compensation agreements.

During 1995, there were no options outstanding under the Company's Stock Option Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth as of March 10, 1996, information with respect to the beneficial ownership of common stock of the Company by each person who is known by the Company to have owned beneficially more than 5% of the Company's common stock, by each of its officers and directors, and by its officers and directors as a group:

                                                       Percent
Name and Address               Shares Owned            Of Class
________________               ____________            ________

W. R. Marcouiller
9140 S.E. 54th
Mercer Island, WA  98040       1,837,500 (1)            59.17%

W. F. Carmody
10826 Auburn Ave. So.
Seattle, WA  98178               155,800 (2)             5.02

G. C. Sanborn
17415 Lindgren Ave
Sun City,  AZ  85373              50,000                 1.61

C. A. Gath
640 Jasmine Pl. N.W.
Issaquah, WA  98027                6,000 (3)              .19

All Directors and Officers
 as a Group (4 persons)        2,049,300                65.99%

(1)  Does not include 214,500 shares (6.91%) owned by Mr.
     Marcouiller's children as to which he disclaims beneficial ownership.

(2) Includes 800 shares held as custodian for Mr. Carmody's child as to which he disclaims beneficial ownership.

(3) Includes 1,000 shares held as custodian for Mr. Gath's grandchild as to which he disclaims beneficial ownership.

Except as noted, each person named in the table is believed to have sole voting and investment power over the shares owned.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No officer, director, nominee or associate of any officer, director, or nominee was indebted to the Company in an amount in excess of $60,000 at any time during the fiscal year ended
December 31, 1995.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS
          ON FORM 8-K

(a) (1) and (2) The response to this portion of Item 13 is submitted as a separate section of this report.


(a) (3) The following exhibits are incorporated herein by reference:

  (3)  Articles of Incorporation and by-laws.  Exhibit 1 to
       Registrant's Form 10-K for the year ended December 31,
       1980, File No. 0-7267.

 (10)  Material Contracts

       (10a) Exhibit 2 to Registrant's Form 10-K for the year ended December 31, 1980 being an Employment Agreement between the President/General Manager and Web Press Corporation dated November, 1980.

       (10b) Exhibit 3 to Registrant's Form 10-K for the year ended December 31, 1980, File No. 0-7267 being
               Web Press Corporation's Company Stock Option
               Plan.

       (10d) being the lease for the Company's new facilities between Web Press Corporation (lessee) and
               William J. Bennett (lessor) dated October 16,
               1987.

       (10c) being the renewal agreement effective January 1, 1995 of the Employment Agreement between the President/General Manager and Web Press
               Corporation dated November 8, 1980.

       (10e) being the Promissory Note for term financing be tween Web Press Corporation and Key Bank of
               Washington dated December 15, 1994.

       (10f)  being the Business Loan Agreement between Web
               Press Corporation and Key Bank of Washington dated December 15, 1994.

       The following exhibits are filed herewith:

       (10g) being the Business Loan Modification Agreement between Web Press Corporation and Key Bank of
               Washington dated February 1, 1996.

 (22)  Subsidiaries of Registrant

 (b)   Report on Form 8-K

      There have been no reports on Form 8-K filed during the three months ended December 31, 1995.



                           SIGNATURES
                           __________


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   WEB PRESS CORPORATION


March 15, 1996               By:   /s/ Wayne R. Marcouiller
                                   ________________________
                                   Wayne R. Marcouiller
                                   President


March 15, 1996               By:  /s/ W.F. Carmody
                                  _________________________
                                   W.F. Carmody
                                   Secretary/Treasurer
                                   (Principal Accounting
                                    Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ W. R. Marcouiller                        March 15, 1996
_____________________
W. R. Marcouiller
President/General
Manager and Director



/s/ W. F. Carmody                            March 15, 1996
_____________________
W. F. Carmody
Secretary/Treasurer
and Director

                      WEB PRESS CORPORATION
                           FORM 10-KSB
                   ITEMS 7, 13(a) (1) AND (2)
           INDEX OF FINANCIAL STATEMENTS AND SCHEDULES


     The following financial statements of the registrant and its subsidiary required to be included in Item 7 are listed below:

                                                          Page
                                                          ____

Consolidated Financial Statements:
  Independent Auditors' Report............................  19
  Balance Sheet as of December 31, 1995...................  20
  Statements of Operations for each of the two
    years in the period ended December 31, 1995...........  22
  Statements of Stockholders' Equity for each of
    the two years in the period ended December 31, 1995... 23 Statements of Cash Flows for each of the two years in the period ended December 31, 1995...........  24
  Notes to Consolidated Financial Statements..............  26

       Report of Independent Certified Public Accountants
       __________________________________________________



Board of Directors and Stockholders
Web Press Corporation
Kent, Washington


We have audited the accompanying consolidated balance sheet of Web Press Corporation (a Washington corporation) and subsidiary as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referrerd to above present fairly, in all material respects, the consolidated financial position of Web Press Corporation and subsidiary as of December 31, 1995, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP

Grant Thornton LLP
Seattle, Washington
February 29, 1996

                      WEB PRESS CORPORATION

                   CONSOLIDATED BALANCE SHEET
                     (Dollars in Thousands)


ASSETS                                        December 31, 1995
                                              _________________

Current Assets:
Cash.........................................      $  126
Accounts receivable, less allowance for
  doubtful accounts of $32 (Note 3 and 8)....       1,970
Inventories (Notes 2 and 3)..................       2,994
Deferred tax assets (Note 4).................          77
Prepaid expenses.............................          69
                                                   ______

Total Current Assets.........................       5,236

Machinery and Leasehold improvements,
  at cost (Notes 2 and 3):
 Machinery and equipment.....................       2,951
 Leasehold improvements......................         195
                                                   ______
                                                    3,146

 Less accumulated depreciation
 and amortization............................      (2,452)
                                                   ______

Machinery and Leasehold Improvements (Net)...         694
                                                   ______

Total Assets.................................      $5,930
                                                   ______
                                                   ______




See notes to Consolidated Financial Statements.

                      WEB PRESS CORPORATION

                   CONSOLIDATED BALANCE SHEET
                     (Dollars in Thousands)


LIABILITIES AND STOCKHOLDERS'                  December 31, 1995
EQUITY                                         _________________

Current Liabilities:
Note payable to bank (Note 3)...............       $  667
Accounts payable............................          404
Customer deposits...........................           13
Accrued expenses............................          657
Current portion of long-term debt...........          363
                                                   ______

Total Current Liabilities...................        2,104

Long-Term Debt, less current
  portion (Note 3)..........................          962

Deferred tax liabilities (Note 4)...........          367

Commitments (Note 6)

Stockholders' Equity (Note 5):
  Common stock, par value $.025
  per share:
    Authorized, 4,000,000 shares
    Issued, 3,436,513 shares                           86
  Paid-in capital...........................          320
  Retained earnings.........................        2,188
                                                   ______
                                                    2,594

  Treasury stock, 331,100 shares
    at cost.................................          (97)
                                                   ______

Total Stockholders' Equity..................        2,497
                                                   ______

Total Liabilities and Stockholders' Equity..       $5,930
                                                   ______
                                                   ______


See notes to Consolidated Financial Statements.

                      WEB PRESS CORPORATION

              CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars in Thousands Except Per Share Data)


                                         Year Ended December 31,
                                         _______________________
                                            1995      1994
                                            ____      ____

    Sales (Note 7)....................     $8,951    $6,907
    Cost of Sales.....................      6,794     5,571
                                           ______    ______
                                            2,157     1,336

    Selling, general and
      administrative expenses.........      1,473     1,710
                                           ______    ______
                                              684      (374)

    Other income......................         10
    Interest expense..................       (243)     (293)
                                           ______    ______

                                             (233)     (293)
                                           ______    ______

    Earnings (loss) before taxes
      (benefit).......................        451      (667)

    Taxes (benefit) on earnings
      (loss)(Note 4)..................        151      (189)
                                           ______    ______

    Net earnings (loss)...............     $  300    $ (478)
                                           ______    ______

    Net earnings (loss) per share.....       $.10     $(.15)
                                             ____     _____
                                             ____     _____



    See notes to Consolidated Financial Statements.



                                         WEB PRESS CORPORATION

                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                               (Dollars in Thousands)




                                 Common Stock        Treasury    Paid-in   Retained
                              Shares      Amount      Stock      Capital   Earnings

Balance, January 1, 1994    3,436,513      $86        $97         $320     $2,366

Net loss for the year       _________      ___        ___          ___     __(478)

Balance, December 31, 1994  3,436,513       86         97          320      1,888

Net earnings for the year                                                     300
                            _________      ___        ___         ____      ______

Balance, December 31, 1995  3,436,513      $86        $97         $320      $2,188
                            _________      ___        ___         ____      ______
                            _________      ___        ___         ____      ______




See notes to Consolidated Financial Statements.


                      WEB PRESS CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)

                                        Year Ended December 31,
                                        _______________________

                                           1995       1994
                                           ____       ____

Cash flows from operating activities:
  Net earnings (loss)................... $  300     $ (478)
  Adjustments to reconcile net
  earnings (loss) to net cash
  provided (used) by operating
  activities:
     Depreciation and amortization......    235        252
     Provision for losses on accounts
       receivable.......................     30         26
     Inventory valuation reserve........    (33)       (69)
     Deferred taxes on income...........    151       (107)
     Retirement of plant assets.........      1          2

  Increase (Decrease) in cash from
  changes in operating accounts:
     Accounts receivable................ (1,230)       866
     Income taxes refundable............     66         (7)
     Inventory..........................  1,016        (57)
     Prepaid expenses...................     10          5
     Accounts payable...................   (216)        27
     Customer deposits..................    (34)        26
     Accrued expenses...................     (8)       119
     Other assets.......................                24
                                         ______     ______

     Total adjustments..................    (12)     1,107
                                         ______     ______

  Net cash provided by operating
  activities                                288        629

Cash flows from investing activities:
  Capital expenditures                      (39)      (127)
                                         ______     ______


(Continued on following page)

(Continued from previous page)

Cash Flows from financing activities:
  Proceeds from issuance of
     long-term debt....................              1,599
  Payments on long-term debt...........    (332)      (420)
  Net borrowings (payments) on line
      of credit........................     118     (1,642)
                                         ______     ______

  Net cash used by financing
     activities........................    (214)      (463)
                                         ______     ______

Net increase in cash...................      35         39

Cash at beginning of period............      91         52
                                         ______     ______

Cash at end of period..................  $  126     $   91
                                         ______     ______
                                         ______     ______

Supplemental disclosures of cash
  flow information:

Cash was paid during the year for:

  Interest                                 $241       $302



See notes to Consolidated Financial Statements.

                      WEB PRESS CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                TWO YEARS ENDED DECEMBER 31, 1995


Note 1 - Nature of the Company's Business:

     The Company manufactures web-fed offset printing presses. It has two product lines, the Web Leader and the Atlas. The primary difference between the Web Leader and the Atlas is that the Atlas is fifty percent faster and is manufactured in three different broadsheet newspaper page lengths. The Company's presses are designed to print on absorbent paper such as newsprint. Among the products produced by the presses are newspapers (both broadsheet and tabloid sizes), shoppers, advertising inserts, and paperback books. Each press is composed of standard modules to unwind, print, cut-off and fold the roll of paper into a finished product. The equipment is arranged to meet the particular printer's requirements for the number of pages, color, and size of products.

     The Company markets its presses worldwide. Company employed sales representatives sell the Company's presses in the United States and Canada. Foreign sales are made through independent agents in Central and South America, Asia, Europe, and the Middle East. Sales are based on a combination of price, service, quality, and the versatility of the equipment.

Note 2 - Summary of Significant Accounting Policies:

Principles of consolidation
___________________________

     The accompanying consolidated financial statements include the accounts of Web Press Corporation and Web Leader
International, Inc., its wholly-owned Domestic International
Sales Corporation (DISC). All significant inter-company accounts and transactions have been eliminated in consolidation.

Inventories
___________

     Raw materials, work-in-progress and finished goods are stated at the lower of average cost or market. Used presses and other related press equipment are stated at the lower of cost

(specific identification basis) or market. Inventory costs include material, labor, and manufacturing overhead.
Inventories were classified as follows at December 31:

                                     (Dollars in Thousands)
                                             1995
                                             ____

     Raw materials and parts
     (including subassemblies)........      $1,126
     Work-in-progress.................         761
     Finished goods...................         591
     Used equipment...................         516
                                            ______

                                            $2,994
                                            ______
                                            ______


Machinery and leasehold improvements
____________________________________

     Machinery and equipment are depreciated on the straight-line method for financial statement purposes, based upon useful lives of three to ten years. Leasehold improvements are amortized over their useful lives or the term of the lease, whichever is shorter. For income tax purposes, accelerated methods are used for all eligible assets.

     Maintenance and repairs are charged directly to costs or expenses as incurred. Equipment of only nominal value and renewals and betterments which do not appreciably extend the life of the asset are charged directly to costs or expenses.

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

Research and development costs
______________________________

     Research and development costs are expensed as incurred.
Total research and development costs charged to operations during the years ended December 31, 1995 and 1994 were $228 thousand and $222 thousand, respectively.

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

Earnings (loss) per share
_________________________

     Earnings (loss) per share calculations are based on the weighted average number of shares outstanding. The weighted average number of shares outstanding was 3,105,413 in 1995 and 1994.

Backlog
_______

     The Company's backlog at February 29, 1996 was $1.1 million compared to $1.4 million at March 24, 1995. While the Company's backlog at any point in time is not sufficient to meet a full year's operating needs, it is management's belief that sufficient orders will continue to be received from foreign and domestic markets, along with the continuation of its line of credit, to meet liquidity requirements in the upcoming year.

Estimates
_________

     The Company makes certain cost estimates when it records a press sale and uses other estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. All are reported in conformity with generally accepted accounting principles. Company management believes the basis for these estimates are acurately reflected in the financial statements; however, actual results may differ from estimated amounts.

Note 3 - Financing:

     The Company has a financing facility with a commercial bank consisting of a term note and a line of credit. The balance owing on the term note was $1.035 million on December 31, 1995, with a monthly payment, including interest, of $26,831. The term note matures on January 31, 1997, at which time the Company must make one irregular payment estimated at $802 thousand. The current line of credit is for $700 thousand and matures on May 1, 1996. The interest rate charged on both loans is 2.5 percent above the bank's prime rate. The rate was 11% on December 31, 1995.

     Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.

Long-term debt consists of the following:

                                      (Dollars in Thousands)
                                         December 31, 1995
                                         _________________

Term note, 2.5% above prime rate,
due in monthly installments of $26,831
including interest.  Final payment
estimated at $801,996 due January, 1997...     $1,035

Note payable for equipment, 10.75%,
due in monthly installments of $8,903
including interest.  Final payment due
in September, 1997........................        170

Note payable for equipment and leasehold
improvements, 12%, due in monthly install-
ments of $2,262 including interest.
Final payment due in October, 1998........         65

Note payable for equipment, 10%, due in
monthly installments of $1,039 including
interest.  Final payment due in
November, 1998............................         31

Note payable for equipment, 7.65%, due in
monthly installments of $714 including
interest.  Final payment due in
February, 1999............................         24
                                               ______
                                                1,325

Less current portion......................        363
                                               ______

                                               $  962
                                               ______
                                               ______

     Equipment with an original cost of $680 thousand is pledged as collateral under the notes payable for equipment and the equipment purchase contracts.

     Maturities of the long-term debt for the next five years are as follows:

                                (Dollars in Thousands)
          1996                           $363
          1997                            920
          1998                             40
          1999                              2

Note 4 - Income Taxes:

     The taxes (benefit) on income (loss) consist of the
following:
                                    (Dollars in Thousands)
                                   Year Ended December 31,
                                   _______________________

                                      1995         1994
                                      ____         ____

Currently refundable                 $           $ (82)
Deferred                              151         (107)
                                     ____        _____

                                     $151        $(189)
                                     ____        _____
                                     ____        _____

     The taxes (benefit) on income (loss) differ from the
federal statutory rate as follows:
                                   (Dollars in Thousands)
                                  Year Ended December 31,
                                  _______________________
                                     1995         1994
                                     ____         ____

Taxes (benefit) at statutory rate   $153        $(227)
Permanent difference                   3            4
AMT credit carryforward              (20)
Prior year tax adjustment             15           19
Other                                              15
                                    ____        _____

                                    $151        $(189)
                                    ____        _____
                                    ____        _____

     The components of deferred taxes included in the balance sheet as of December 31, 1995 are as follows:

                               (Dollars in Thousands)
                               ______________________

Deferred tax assets:
  Gross margin on deferred sales..   $(166)
  Inventory valuation reserve.....      73
  Tax loss carryforward...........      68
  Compensation payable............      35
  AMT credit carryforward.........      20
  Other...........................      47
                                     _____

                                     $  77
                                     _____
                                     _____

Deferred tax liabilities:
  Deferred DISC income............   $ 271
  Excess tax depreciation.........      78
  Other...........................      18
                                     _____

                                     $ 367
                                     _____
                                     _____

     The Company has net operating loss carryforwards of  $126
thousand and $74 thousand which expire in 2009 and 2010, respectively. The Company has an alternative minimum tax credit of $20 thousand which can be carried forward indefinitely to reduce regular tax liabilities of future years.

Note 5 - Common Stock:

     The Company's Stock Option Plan permits issuance of stock options to key employees at prices not less than 100% of market price at the date of grant. An aggregate of 600,000 shares of common stock is reserved in connection with this Plan. As of December 31, 1995, no options have been granted under this Plan.

Note 6 - Commitments:

     The Company entered into a five-year employment agreement with the President during 1980. The agreement provided for annual payments of $75,000 (adjusted for inflation) and a bonus of 12.5% of earnings before taxes on income. Effective January 1, 1985, January 1, 1990, and January 1, 1995, the Company and the President agreed to renew the employment agreement. The agreement now provides for Mr. Marcouiller's employment through 1999.

     In October 1987, the Company executed a ten-year lease, commencing six months from the date of occupancy, for a 49,000 square foot manufacturing and office facility located in Kent, Washington. The Company moved into this facility in May 1988. The lease includes three options for leasing additional adjacent space of 8,000 square feet each and required the lessor to finance $150,000 of leasehold improvements and other costs incurred by the Company. The total monthly payment is $14,451.

     Rental expense was $150 thousand in 1995 and $152 thousand in 1994

Remaining minimum rental commitments are as follows:

                              (Dollars in Thousands)
               1996.........        $146
               1997.........         146
               1998.........         122
                                    ____

                                    $414
                                    ____
                                    ____

Note 7 - Market Segment and Concentration Information:

     Substantially all of the Company's operations relate to the manufacture and sale of printing presses and associated equipment. The Company markets its presses worldwide. International sales accounted for 48.2% of total sales in 1995 and 55.4% in 1994. The Company is not dependent on any country or region of the world for international sales and domestic sales are disseminated throughout the United States.

     Export sales of equipment by geographical area were as follows:

                                (Dollars in Thousands)
                                Year Ended December 31,
                                _______________________
                                    1995     1994
                                    ____     ____

     Asia                          $        $2,457
     Western Hemisphere             1,980    1,013
     Europe                         1,823       97
                                   ______   ______

                                   $3,803   $3,567
                                   ______   ______
                                   ______   ______

     The Company normally has one or more individual press sales which account for more than 10% of revenues in a given year. It is uncommon for a customer to place a large order for additional equipment in the years immediately following purchase of a press. On an ongoing basis, the Company does not believe it is dependent on any one customer for a significant portion of its business.

     During 1995, the Company had sales to two separate customers which, as a percentage of total consolidated sales, were 11.1% and 11.4%. In 1994, the Company had sales to three separate customers which accounted for 12% to 24% of sales. The total for the three customers was 53%.

Note 8 - Note Receivable:

     In 1985, the Board of Directors approved a loan to W. R. Marcouiller, President of the Company, of $150 thousand to be repaid on demand. The unpaid balance of $50 thousand is included in accounts receivable in the balance sheet for the year ended December 31, 1995.

Note 9 - Retirement Savings Plan:

     The Company has a 401(k) plan covering all employees who have completed one year of service. Plan participants self-direct their investments choosing from six options sponsored by an insurance company. The Company matches up to 10% of the first $1,000 contributed by the employee in a year. The Company may also make discretionary contributions to the plan. Fees paid the insurance company plus the Company's matching contribution totaled approximately $9 thousand in 1995 and $10 thousand in 1994.

EXHIBIT (10g)  Key Bank Loan Modification Agreement



                                                LOAN MODIFICATION
                                                        AGREEMENT

                                            Customer Number 93826
                                                            _____
                                             Note Number 11009901
                                                         ________


WHEREAS, the undersigned did execute a promissory note dated
December 15, 1994 in favor of KEY BANK OF WASHINGTON, Special
Credits Office in the principal amount of $750,000.00, and,

WHEREAS, it is desired by the parties hereto to modify the terms of said note as set forth below,

NOW, THEREFORE, it is hereby mutually agreed that the terms of said note are hereby modified as follows.

  -  Loan maximum is limited to $700,000.00
  -  Maturity date is extended from Febryary 1, 1996 to May 1, 1996
  -  Interest rate will be KBWA Prime plus 2.5%.
  -  Loan fee for the period will be $1,750.00.

In all other respects the terms and conditions of said note shall remain of full force and effect.

DATED this 1st day of February, 1996.


KEY BANK OF WASHINGTON             WEB PRESS CORPORATION
                                   _____________________
                                         (Customer)

By:  \s\ Lee Frank                 By: \s\ Wayne R. Marcouiller
     ________________________          ________________________
     Assistant Vice President           President

The undersigned guarantor(s), if any, hereby agree and consent to this Loan Modification Agreement

DATED this 1st day of February, 1996.

                                   WEB LEADER INTERNATIONAL, INC.

                                   \s\ Wayne R. Marcouiller, Chairman
                                   __________________________________
                                   Guarantor

                                   \s\ Wayne R. Marcouiller
                                   __________________________
                                   Individual Guarantor