Form 10QSB
period 1996-03-31
WEB PRESS CORP
filed 1996-05-14
CIK 105183

             U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549


                           FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ending March 31, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
     OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number 0-7267
                       ______

WEB PRESS CORPORATION
______________________________________________________
(Exact name of registrant as specified in its charter)

Washington                                 91-0851298
_______________________________            ____________________
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)

22023 68th Avenue S., Kent, Washington 98032
____________________________________________
(Address of principal executive offices)

Registrant's telephone number, including area code (206) 395-3343
                                                   ______________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety
(90) days                                         Yes X  No
                                                     ___   ___

All reports during the preceding 12 months have been filed.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
(applicable only to corporate issuers): Common Stock, $.025 par value per share; 3,105,413 shares outstanding as of May 13, 1996.




                _ _ _ _ _ _  _ _ _ _ _ _ _ _ _ _ _

               Page 1 of 13 pages in this document

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

                             PART I
                             ______

                      FINANCIAL INFORMATION
                      _____________________

                      WEB PRESS CORPORATION

                   CONSOLIDATED BALANCE SHEET
                     (Dollars in Thousands)


  ASSETS                                   March 31, 1996
                                           ______________

  Current Assets:
    Cash..........................             $    1
    Accounts receivable, less
      allowance for doubtful
      accounts of $12.............              1,741
    Inventories...................              3,033
    Deferred tax assets...........                128
    Prepaid expenses..............                 38
                                               ______

  Total Current Assets............              4,941

  Machinery and Leasehold
    Improvements, at cost:
    Machinery and equipment.......              2,954
    Leasehold improvements........                195
                                               ______
                                                3,149

    Less accumulated depreciation
    and amortization..............             (2,484)
                                               ______

Machinery and Leasehold
    Improvements (Net)............                665
                                               ______


  Total Assets....................             $5,606
                                               ______
                                               ______


  The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                      WEB PRESS CORPORATION

                   CONSOLIDATED BALANCE SHEET
                     (Dollars in Thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY         March 31, 1996
                                             ______________

Current Liabilities:
  Note payable to bank.....................       $  835
  Accounts payable.........................          373
  Customer deposits........................            9
  Accrued expenses.........................          400
  Current portion of long-term debt........        1,098
                                                  ______

Total Current Liabilities...................       2,715

Long-Term Debt, less current portion........         125

Deferred taxes on income....................         367

Stockholders' Equity:
  Common stock, par value $.025 per share:
   Authorized, 4,000,000 shares
   Issued, 3,436,513 shares................           86
  Paid-in capital..........................          320
  Retained earnings........................        2,090
                                                  ______

                                                   2,469

  Treasury stock, 331,100 shares at cost...          (97)
                                                  ______

Total Stockholders' Equity..................       2,399
                                                  ______

Total Liabilities and
 Stockholders' Equity.......................      $5,606
                                                  ______
                                                  ______



The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                      WEB PRESS CORPORATION

              Consolidated Statements of Operations

              For the three months ending March 31,
        (Dollars in Thousands Except Earnings Per Share)


                                         1996      1995
                                         ____      ____

Sales.........................          $1,372    $1,097

Cost of sales.................           1,173       927
                                        ______    ______
                                           199       170
Selling, general and
  administrative expenses.....             301       332
                                        ______    ______
                                          (102)     (162)

Interest expense..............              47        68
                                        ______    ______

Loss before taxes.............            (149)     (230)

Tax benefit from loss.........              51        73
                                        ______    ______

Net loss......................          $  (98)   $ (157)
                                        ______    ______

Net loss per share............           $(.03)    $(.05)
                                         _____     _____
                                         _____     _____


The above figures are unaudited. The accompanying notes are an integral part of these statements of earnings.

                      WEB PRESS CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ending March 31,
                     (Dollars in Thousands)

                                              1996          1995
                                              ____          ____

Cash flows from operating activities:
  Net loss..............................      $(98)       $(157)
  Adjustments to reconcile net
  earnings (loss) to net cash provided
  (used) by operating activities:
    Depreciation and amortization.......        54           62
    Provision for losses on accounts
      receivable........................         3             3
    Deferred taxes on income............       (51)          (73)

    Increase (Decrease) in cash from
    changes in operating accounts:

      Accounts  receivable..............       226           357
      Inventory.........................       (39)         (156)
      Prepaid expenses..................        31            34
      Accounts payable..................       (31)           59
      Customer deposits.................        (4)           87
      Accrued expenses..................      (257)         (345)
                                              ____         _____

    Total adjustments...................       (68)           28
                                              ____         _____

    Net cash provided (used) by
      operating activities..............      (166)         (129)

Cash flows from investing activities:
  Capital expenditures..................       (25)           (4)
                                              ____         _____

Cash Flows from financing activities:
  Proceeds from issuance of
    long-term debt......................                      36
  Payments on long-term debt............      (102)          (76)
  Net borrowings under line of credit...       168           146
                                              ____         _____

  Net cash provided (used) by
    financing activities................        66            70
                                              ____         _____

Net decrease in cash....................      (125)          (63)

Cash at beginning of period.............       126            91
                                              ____         _____

Cash at end of period...................      $  1         $  28
                                              ____         _____
                                              ____         _____


Supplemental disclosures of cash
  flow information:

  Cash was paid during the year for:

  Interest.............................        $61            $73


The above figures are unaudited. The accompanying notes are an integral part of these statements of cash flows.

                      WEB PRESS CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE THREE MONTHS ENDING MARCH 31, 1996

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

Inventories were classified as follows:

                                (Dollars in Thousands)
                                    March 31, 1996
                                    ______________

    Raw materials and parts
    (including subassemblies).....     $1,172
    Work-in-progress..............        288
    Finished goods................      1,059
    Used equipment................        514
                                       ______

                                       $3,033
                                       ______
                                       ______

Machinery and leasehold improvements
____________________________________

Machinery and equipment are depreciated on the straight-line method, for financial statement purposes, based upon useful lives of three to ten years. Leasehold improvements are amortized over their useful lives or the term of the lease, whichever is shorter. For income tax purposes, accelerated methods are used for all eligible assets.

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

Note 2 - Financing:

The Company has a line of credit with a commercial bank for borrowing up to $700 thousand. The interest rate charged is 2.5 percent above the bank's prime rate. Borrowings against this line were $488 thousand on March 31, 1996. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.

During the quarter, the Company secured an additoinal line of credit with another commercial bank for borrowing up to $600 thousand to finance the manufacture of certain equipment for export. The interest rate charged is 1.75 percent above the bank's prime rate. Borrowings against this line were $350 thousand on March 31, 1996. The loan is secured by a letter of credit and by a guaranty from the Small Business Administration. The loan was paid on April 25, 1996.

Long-term debt consists of the following:

                                        (Dollars in Thousands)
                                            March 31, 1996
                                            ______________

Term note, 2.5% above prime rate,
due in monthly installments of $32,307
including interest.  Final payment
estimated at $810,996 due January, 1977....   $  964

Note payable for equipment, 10.75%,
due in monthly installments of
$8,903 including interest.  Final
payment due in September, 1997.............      148

Note payable for equipment and
leasehold improvements, 12%, due
in monthly installments of $2,262
including interest.  Final payment
due in October 1998........................       60

Note payable for equipment, 10%,
due in monthly installments of
$1,039 including interest.  Final
payment due in November, 1998..............       29

Note payable for equipment, 7.65%,
due in monthly installments of
$714 including interest.  Final
payment due February, 1999.................       22
                                              ______
                                               1,223

Less current portion.......................    1,098
                                              ______

                                              $  125
                                              ______
                                              ______


Equipment with original cost of $680 thousand is pledged as collateral under the notes payable for equipment and the equipment purchase contracts.

Note 3 - Common Stock:

The Company's Stock Option Plan permits issuance of stock options to key employees at prices not less than 100% of market price at the date of grant. An aggregate of 600,000 shares of common stock is reserved in connection with this Plan. As of March 31, 1996, no options had been granted under this Plan.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Operating Results
_________________

Sales for the first quarter were $1.372 million in 1996, a 25 percent increase from 1995 first quarter sales of $1.097 million. The backlog of orders believed to be firm was $206 thousand on May 13, 1996, compared to $1.990 million on May 12, 1995. Gross profits were $199 thousand in 1996 and $170 thousand in 1995.

Cost of sales expressed as a percentage of sales was essentially the same in the two comparable periods: 85% in the first quarter of 1996, and 84% in the first quarter of 1995. However, 1996 cost of sales included approximately $127 thousand development expense resulting from the Company's development of a new Integrated Roll Under (IRU) printing unit. First quarter 1996 new product and product enhancement development expense was approximately 6-1/3 times as large as that for 1995.

Selling, general and administrative expenses decreased by $31 thousand in 1996 compared to 1995. Selling expenses decreased by 24% in 1996 compared to 1995 due primarily to lower commissions, travel and communication expenses. Administrative expenses increased by 8% in 1996 from 1995 due to higher legal fees and bank charges associated with the Company's bidding on a government contract and establishing a new source of work-in-progress financing for certain of its export orders. Most other expenses were approximately the same.

Interest expense was $47 thousand in the first quarter of 1996, compared to $68 thousand in the first quarter of 1995. The average interest rate on the Company's short-term borrowings was 10.8% in 1996 and 11.3% in 1995. The average amount of short-term borrowings outstanding decreased to $633 thousand in 1996 from $681 thousand in 1995.

The Company incurred a net loss of $98 thousand in the first quarter of 1996, compared to a net loss of $157 thousand in the first quarter of 1995. The low volume of sales in the first quarter of the year is the primary reason for the loss in both years.

The Company's operating results for the first quarter are not necessarily indicative of results to be expected for the full year, particularly because of the high value of each order for the Company's equipment and their irregular timing. The Company expects 1996 sales to exceed those of 1995. It expects to operate profitably for the year.

Liquidity
_________

On March 31, 1996, working capital was $2.226 million as compared with $2.657 million on March 31, 1995. The ratio of current assets to current liabilities was 1.8:1 at the end of the first quarter of 1996 compared to 2.2:1 in 1995. Changes in working capital components included a $226 thousand reduction in accounts receivable, a $257 thousand reduction in accrued expenses, and a $735 thousand increase in the current portion of long-term debt. The $735 thousand increase in the current portion of long-term debt is primarily due to the reclassification of the term note to the bank from a long-term to a current liability.
That change was the primary cause of the reduction of long-term debt from $1.223 thousand to $125 thousand and the accompanying lowering of the current ratio. On December 31, 1995, working capital was $3.l32 million and the current ratio was 2.5:1.

Funds provided by operations are the Company's primary source of liquidity. In addition, the Company uses short-term debt under a revolving line of credit with a commercial bank to finance fluctuating working capital requirements. On March 31, 1996, the Company had additional borrowing capacity of $215 thousand under this line.

Capital Resources
_________________

Long-term debt and deferred income taxes (net of deferred tax assets) as a percentage of total capitalization was 13 percent on March 31, 1996. The Company believes that its borrowing capacity is sufficient to provide for orderly operations.

Item 6.  Exhibits and Reports on Form 8-K
_________________________________________

(a) Reports on Form 8-K -- There are no reports on Form 8-K filed for the three months ending March 31, 1996.

                            SIGNATURE
                            _________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          WEB PRESS CORPORATION
                                          _____________________
                                                   (Registrant)


May 13, 1995                \s\ Wayne R. Marcouiller, President
____________
Date

May 13, 1995                \s\ William F. Carmody
____________                    Secretary/Treasurer
Date                            (Principal Accounting Officer)