Form 10QSB
period 1996-06-30
WEB PRESS CORP
filed 1996-08-14
CIK 105183

U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549


                           FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ending June 30th, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
     OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number 0-7267

WEB PRESS CORPORATION
_____________________
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
(applicable only to corporate issuers):  Common Stock, $.025 par value per share; 3,105,413 shares outstanding as of August 9,
1996.
               _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

               Page 1 of 15 pages in this document

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

                             PART I

                      FINANCIAL INFORMATION

                      WEB PRESS CORPORATION

                   CONSOLIDATED BALANCE SHEET
                     (Dollars in Thousands)


  ASSETS                                    June 30, 1996
                                            _____________

  Current Assets:
    Cash..........................             $   24
    Accounts receivable, less
      allowance for doubtful
      accounts of $9..............              1,634
    Inventories...................              3,551
    Deferred tax assets...........                 63
    Prepaid expenses..............                 90
                                               ______

  Total Current Assets............              5,362

  Machinery and Leasehold
    Improvements, at cost:
    Machinery and equipment.......              2,975
    Leasehold improvements........                195
                                               ______
                                                3,170

    Less accumulated depreciation
    and amortization..............             (2,535)
                                               ______

  Machinery and Leasehold
    Improvements (Net)............                635
                                               ______

  Total Assets....................             $5,997
                                               ______
                                               ______


  The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                      WEB PRESS CORPORATION

                   CONSOLIDATED BALANCE SHEET
                     (Dollars in Thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY        June 30, 1996
                                            _____________

Current Liabilities:
  Notes payable............................    $  880
  Accounts payable.........................       626
  Customer deposits........................        66
  Accrued expenses.........................       399
  Current portion of long-term debt........     1,047
                                               ______

Total Current Liabilities...................    3,018

Long-Term Debt, less current portion........       89

Deferred taxes on income....................      367

Stockholders' Equity:
  Common stock, par value $.025 per share:
   Authorized, 4,000,000 shares
   Issued, 3,436,513 shares................        86
  Paid-in capital..........................       320
  Retained earnings........................     2,214
                                               ______

                                                2,620

  Treasury stock, 331,100 shares at cost...       (97)
                                               ______

Total Stockholders' Equity..................    2,523

Total Liabilities and
 Stockholders' Equity.......................   $5,997
                                               ______
                                               ______


The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                      WEB PRESS CORPORATION

              Consolidated Statements of Operations

          For the three and six months ending June 30, (Dollars in Thousands Except Earnings Per Share)

                               THREE MONTHS      SIX MONTHS
                               ____________      __________
                               1996     1995     1996   1995
                               ____     ____     ____   ____


Sales....................... $1,582   $3,875   $2,954  $4,972

Cost of sales...............    995    2,726    2,168   3,653
                             ______   ______   ______  ______
                                587    1,149      786   1,319
Selling, general and
  administrative expenses...    346      439      647     771
                             ______   ______   ______  ______

                                241      710      139     548

Interest expense............     52       68       99     136
                             ______   ______   ______  ______

Earnings before taxes.......    189      642       40     412

Taxes on income.............     65      213       14     140
                             ______   ______   ______  ______

Net earnings................ $  124   $  429   $   26  $  272
                             ______   ______   ______  ______
                             ______   ______   ______  ______

Earnings per share..........   $.04     $.14     $.01    $.09
                               ____     ____     ____    ____
                               ____     ____     ____    ____


The above figures are unaudited. The accompanying notes are an integral part of these statements of earnings.

                      WEB PRESS CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the six months ending June 30th,
                     (Dollars in Thousands)

                                           1996      1995
                                           ____      ____

Cash flows from operating activities:
  Net earnings........................... $   26    $  272
  Adjustments to reconcile net
  earnings to net cash provided
  (used)by operating activities:
   Depreciation and amortization........     108       122
   Provision for losses on accounts
    receivable..........................       6         6
   Deferred taxes on income.............      14       140
   Inventory valuation reserve..........      14       (38)
   Retirement of plant assets...........       1
   Increase (Decrease) in cash from
   changes in operating accounts:

      Accounts  receivable...............    330    (1,655)
      Inventory..........................   (571)    1,195
      Prepaid expenses...................    (21)      (24)
      Accounts payable...................    222       (73)
      Customer deposits..................     53       295
      Accrued expenses...................   (258)      (89)
                                          ______    ______

      Total adjustments..................   (102)     (121)
                                          ______    ______

   Net cash provided (used) by
     operating activities...............     (76)      151

Cash flows from investing activities:
  Capital expenditures...................    (50)       (7)
                                          ______    ______

Cash Flows from financing activities:
  Payments on long-term debt.............   (189)     (178)
  Net borrowings under line of credit....    153       (28)
  Promissory note........................     60
                                          ______    ______

  Net cash provided (used) by
   financing activities..................     24      (206)
                                          ______    ______

Net decrease in cash.....................   (102)      (62)

Cash at beginning of period..............    126        91
                                          ______    ______

Cash at end of period.................... $   24    $   29
                                          ______    ______
                                          ______    ______

Supplemental disclosures of cash
  flow information:

  Cash was paid during the year for:
  Interest...............................   $111      $143


The above figures are unaudited. The accompanying notes are an integral part of these statements of cash flows.

                      WEB PRESS CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE SIX MONTHS ENDING JUNE 30, 1996

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

Inventories were classified as follows:

                                 (Dollars in Thousands)
                                     June 30, 1996
                                     _____________

    Raw materials and parts
    (including subassemblies).....       $1,152
    Work-in-progress..............        1,270
    Finished goods................          606
    Used equipment................          523
                                         ______

                                         $3,551
                                         ______
                                         ______

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

Note 2 - Financing:

The Company has a line of credit with a commercial bank for borrowing up to $700 thousand. The interest rate charged is 2.5 percent above the bank's prime rate. Borrowings against this line were $820 thousand on June 30, 1996. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral. The Company executed an unsecured promissory note for $60 thousand in June, 1996, payable on demand.

Long-term debt consists of the following:

                                        (Dollars in Thousands)
                                             June 30, 1996
                                             _____________

Term note, 2.5% above prime rate,
due in monthly installments of $26,831
including interest.  Final payment
estimated at $810,996 due January, 1977....     $  910

Note payable for equipment, 10.75%,
due in monthly installments of
$8,903 including interest.  Final
payment due in September, 1997.............        124

Note payable for equipment and
leasehold improvements, 12%, due
in monthly installments of $2,262
including interest.  Final payment
due in October 1998........................         55

Note payable for equipment, 10%,
due in monthly installments of
$1,039 including interest.  Final
payment due in November, 1998..............         27

Note payable for equipment, 7.65%,
due in monthly installments of
$714 including interest.  Final
payment due February, 1999.................         20
                                                ______
                                                 1,136

Less current portion.......................      1,047
                                                ______

                                                $   89
                                                ______
                                                ______

Equipment with original cost of $680 thousand is pledged as collateral under the notes payable for equipment and the equipment purchase contracts.

Note 3 - Common Stock:

The Company's Stock Option Plan permits issuance of stock options to key employees at prices not less than 100% of market price at the date of grant. An aggregate of 600,000 shares of common stock is reserved in connection with this Plan. As of June 30, 1996, no options had been granted under this Plan.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


Operating Results
_________________

Sales for the second quarter of 1996 were $1.582 million, a decrease of $2.393 million from 1995 second quarter sales of $3.875 million. Sales for the first six months of 1996 were $2.954 million, compared to $4.972 million for the first six months of 1995. The decline in sales is due to the Company not being able to finalize certain domestic orders in the second quarter. International sales increased approximately 28 percent during the first six months of 1996 compared to the first six months of 1995.

Cost of sales as a percentage of sales decreased to 63 percent in the second quarter of 1996, compared to 70 percent in the second quarter of 1995. For the first six months it was 73 percent in 1996 and 74 percent in 1995. 1996 cost of sales included approximately $127 thousand in development expenses attendant to a new Integrated Roll Under (IRU) printing unit. Development cost for the first six months of 1996 were $173 thousand, compared to $90 thousand in the first six months of 1995.

Selling, general and administrative expenses for the second quarter of 1996 were 21 percent below those for the same period of 1995. For the first six months of 1996 they were 16 percent below 1995 expenses for the same period. Most of the decrease resulted from lower commissions and incentive compensation in 1996 due to lower sales. Promotional and travel expenses were slightly higher in 1996 compared to 1995. Most other selling, general and administrative expenses did not change significantly.

Interest expense was $52 thousand in the second quarter and $99 thousand for the first six months of 1996, compared to $68 thousand and $136 thousand for the respective periods in 1995. The average interest rate on the Company's short-term borrowings from the bank in 1996 were 10.75 percent for the second quarter and 10.8 percent for the first six months, compared to 11.5 percent and 11.4 percent for the corresponding periods in 1995, respectively. Average short-term borrowings in 1996 were $546 thousand in the second quarter and $589 thousand for the first six months, compared to $657 thousand and $665 thousand for the corresponding periods in 1995.

Net earnings in the second quarter were $124 thousand in 1996 compared to net earnings of $429 in the second quarter of 1995. For the six-month period ended June 30, net earnings were $26 thousand in 1996, compared to net earnings of $272 thousand in 1995. Lower sales in the first six months of 1996 compared to the same period in 1995 resulted in the lower net earnings.

The Company's operating results for the first six months are not necessarily indicative of results to be expected for the full year, particularly because of the high value of each order for the Company's equipment and their irregular timing. The Company expects 1996 sales to exceed those of 1995. It expects to operate profitably for the year.

Liquidity
_________

On June 30, 1996, working capital was $2.244 million as compared to $3.112 million on June 30, 1995, a decrease of $768 thousand. The primary reason for the decrease in working capital was a $684 thousand increase in the current portion of long-term debt due to the reclassification of the term note to the bank from a long-term to a current liability. Other changes in working capital components included a $330 reduction in accounts receivable, an increase of $571 thousand in inventories, accounts payable were higher by $222 thousand, and accrued expenses decreased by $258 thousand. The ratio of current assets to current liabilities was 1.8:1 on June 30, 1996, compared to 2.3:1 on June 30, 1995. On
December 31, 1995, working capital was $3.132 million and the current ratio was 2.5:1.

Funds provided by operations are the Company's primary source of liquidity. In addition, the Company uses short-term debt under a revolving line of credit with a commercial bank to finance fluctuating working capital requirements. On June 30, 1996, the Company had additional borrowing capacity of $30 thousand under this line.

Capital Resources
_________________

Long-term debt and deferred incomes taxes (net of deferred tax assets) as a percentage of total capitalization was 13 percent on June 30, 1996. The Company believes that its borrowing capacity is sufficient to provide for orderly operations.

Item 6.  Exhibits and Reports on Form 8-K
_________________________________________

(a)  Exhibits

(10) Material Contracts

The following exhibits are filed herewith:

               (10a)     being the Business Loan Modification
               Agreement between Web Press Corporation and Key
               Bank of Washington dated June 26, 1996.

(b) Reports on Form 8-K - There are no reports on Form 8-K filed for the three months ending June 30, 1996.

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



                                         WEB PRESS CORPORATION
                                         _____________________
                                         (Registrant)


August 12, 1996                /s/ Wayne R. Marcouiller
_______________                _______________________________
Date                           Wayne R. Marcouiller, President


August 12, 1996                /s/ William F. Carmody
_______________                _______________________________
Date                           William F. Carmody
                               Secretary/Treasurer
                              (Principal Accounting Officer)

                          Exhibit (10a)

          LOAN MODIFICATION AND/OR EXTENSION AGREEMENT

DATE:          June 26, 1996

BORROWER:      Web Press Corporation

LENDER:        Key Bank of Washington

NOTE:          $750,000.00 dated December 15, 1994

LOAN NUMBER:   93826 - 11009901

     FOR VALUE RECEIVED, Borrower and Lender hereby agree to modify the above referenced Loan and promissory note as follows:

1.   MODIFICATION AND/OR EXTENSION PROVISIONS
     ________________________________________

     a.   The maturity date of the loan is hereby extended to January
          31, 1997, at which time the entire balance due under the Loan must be paid in full. No further extensions are contemplated at this time.

      b. Interest rate and pyament provisions are not being modified, and Borrower shall continue to make regular installments as provided in the Note. Provisions for adjustment of the interest rate and/or payment amounts (if any) shall continue to apply.

      c. The Maximum loan amount that Borrower may borrow under the Loan shall be reduced to $700,000.00.

      d. Borrower shall pay lender in cash an extension fee of $5,250.00.

2.   CONDITIONS
     __________

     The modifications and/or extensions described above are subject to and conditioned upon Borrower's full satisfaction of all of the following conditions on or before June 28, 1996, time being of the essence:

     a. There shall be no uncured event of default under the Loan, nor any event or condition which with notice of the passage of time would be an event of default thereunder.

     b. Borrower shall deliver to Lender a fully executed original of this Loan Modification and/or Extension Agreement.

     c. All expenses incurred by Lender in connectin with this Agreement (including without limitation, attorney fees, recording charges, charges for title policy update(s), escrow charges, costs of obtaining updated or additional appraisal(s), or collateral valuations, if required by Lender) shall be paid by Borrower.

3.   GENERAL PROVISION:  Except as modified above, all other
     __________________
     provisions of the Note and any other documents securing or relating to the Loan (the "Loan Documents") remain in full force and effect. All security given for the Loan and all guarantees of the Loan (as applicable) shall continue in full force. Borrower warrants and represents to Lender that it has full right, power, and authority to enter into this Agreement and to perform all it's obligations hereunder, and that all information and materials submitted to Lender in connection with this modification are accurate and complete. Borrower warrants that no default exists under the Loan Documents. Borrower reaffirms it's obligation to pay the Loan in full and reaffirms the validity and enforceability of the Loan Documents, without set-off, counterclaim or defense. Borrow acknowledges that:

     ORAL AGREEMENTS OR ORAL COMMITMENTS TO LOAN MONEY, EXTEND CREDIT OR TO FORBEAR FROM ENFORCING REPAYMENT OF A DEBT ARE NOT
     ENFORCEABLE UNDER WASHINGTON LAW.

KEY BANK OF WASHINGTON             Web Press Corporation

/s/ A. Leon Frank                  /s/ Wayne Marcouiller
________________________           _____________________
A. Leon Frank,                     Wayne Marcouiller,
Assistant Vice President           President

The undersigned guarantors hereby agree and consent to this Loan Modification Agreement.

                               Web Leader International, Inc.


                               /s/ Wayne Marcouiller
                               ______________________________
                               Wayne Marcouiller, Chairman


                               /s/ Wayne Marcouiller
                               ______________________________
                               Wayne Marcouiller,
                               Individual Guarantor