Form 10QSB
period 1996-09-30
WEB PRESS CORP
filed 1996-11-12
CIK 105183

U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549


                           FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ending September 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
(applicable only to corporate issuers):  Common Stock, $.025 par value per share; 3,105,413 shares outstanding as of November 8,
1996
               _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

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

                             PART I

                      FINANCIAL INFORMATION

                      WEB PRESS CORPORATION

                   CONSOLIDATED BALANCE SHEET
                     (Dollars in Thousands)


  ASSETS                                  September 30, 1996
                                          __________________

  Current Assets:
    Cash.........................              $    2
    Accounts receivable, less
      allowance for doubtful
      accounts of $14............               1,749
    Inventories..................               3,399
    Deferred tax assets..........                   8
    Prepaid expenses.............                  78
                                               ______

  Total Current Assets...........               5,236

  Machinery and Leasehold
    Improvements, at cost:
    Machinery and equipment......               2,995
    Leasehold improvements.......                 195
                                               ______
                                                3,190

    Less accumulated depreciation
    and amortization.............              (2,590)
                                               ______

  Machinery and Leasehold
    Improvements (Net)...........                 600
                                               ______

  Total Assets...................              $5,836
                                               ______
                                               ______


  The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                      WEB PRESS CORPORATION

                   CONSOLIDATED BALANCE SHEET
                     (Dollars in Thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY        September 30, 1996
                                            __________________

Current Liabilities:
  Notes payable............................      $  675
  Accounts payable.........................         629
  Customer deposits........................          25
  Accrued expenses.........................         460
  Current portion of long-term debt........         995
                                                 ______

Total Current Liabilities..................       2,784

Long-Term Debt, less current portion.......          53

Deferred taxes on income...................         367

Stockholders' Equity:
  Common stock, par value $.025 per share:
   Authorized, 4,000,000 shares
   Issued, 3,436,513 shares................          86
  Paid-in capital..........................         320
  Retained earnings........................       2,323
                                                 ______

                                                  2,729

  Treasury stock, 331,100 shares at cost...         (97)
                                                 ______

Total Stockholders' Equity.................       2,632
                                                 ______

Total Liabilities and
 Stockholders' Equity......................      $5,836
                                                 ______
                                                 ______




The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                      WEB PRESS CORPORATION

              Consolidated Statements of Operations

       For the three and nine months ending September 30, (Dollars in Thousands Except Earnings Per Share)

                             THREE MONTHS        NINE MONTHS
                             ____________        ___________

                            1996       1995     1996      1995
                            ____       ____     ____      ____

Sales.................... $2,054      $1,796  $5,008    $6,768

Cost of sales............  1,472       1,581   3,640     5,234
                          ______      ______  ______    ______
                             582         215   1,368     1,534

Selling, general and
  administrative
  expenses...............    366         302   1,013     1,073
                          ______      ______  ______    ______
                             216         (87)    355       461

Interest expense.........     51          59     150       195
                          ______      ______  ______    ______

Earnings (loss) before
  taxes..................    165        (146)    205       266

Taxes (benefit) on
  income (loss)..........     56         (49)     70        91
                          ______      ______  ______    ______

Net earnings (loss)...... $  109      $  (97)  $  135   $  175
                          ______      ______   ______   ______
                          ______      ______   ______   ______

Earnings (loss) per
  share..................  $  .03     $ (.01) $  .04    $  .06
                           ______     ______  ______    ______
                           ______     ______  ______    ______


The above figures are unaudited. The accompanying notes are an integral part of these statements of earnings.

                      WEB PRESS CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the nine months ending September 30,
                     (Dollars in Thousands)

                                           1996   1995
                                           ____   ____

Cash flows from operating activities:
  Net earnings.......................... $  135  $  175
  Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
    Depreciation and amortization.......    163     179
    Provision for losses on accounts
      receivable........................      9       9
    Deferred taxes on income............     69      90
    Inventory valuation reserve.........     21     (36)
    Retirement of plant assets..........      1
    Increase (Decrease) in cash from
    changes in operating accounts:

      Accounts receivable...............    212  (1,155)
      Inventory.........................   (426)  1,112
      Prepaid expenses..................     (9)     (4)
      Accounts payable..................    225    (187)
      Customer deposits.................     12     192
      Accrued expenses..................   (197)    (86)
                                          _____  ______

      Total adjustments                      80     114
                                          _____  ______

    Net cash provided by operating
      activities........................    215     289

Cash flows from investing activities:
  Capital expenditures..................    (70)    (13)
                                          _____  ______

Cash Flows from financing activities:
  Payments on long-term debt............   (277)   (268)
  Net borrowings under line of credit...   (292)    128
  Promissory notes......................    300
                                          _____  ______

  Net cash provided (used) by
    financing activities................   (269)   (140)
                                          _____  ______

Net increase (decrease) in cash.........   (124)    136

Cash at beginning of period.............    126      91
                                          _____  ______

Cash at end of period................... $    2  $  227
                                         ______  ______
                                         ______  ______

Supplemental disclosures of cash
  flow information:

  Cash was paid during the year for:
  Interest.............................   $172    $201


The above figures are unaudited. The accompanying notes are an integral part of these statements of cash flows.

                      WEB PRESS CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1996

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

Inventories were classified as follows:

                                     (Dollars in Thousands)
                                      September 30, 1996
                                      __________________

    Raw materials and parts
    (including subassemblies).....          $1,088
    Work-in-progress..............             261
    Finished goods................           1,536
    Used equipment................             514
                                            ______

                                            $3,399
                                            ______
                                            ______


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

Note 2 - Financing:

The Company has a line of credit with a commercial bank for borrowing up to $700 thousand. The interest rate charged is 2.5 percent above the bank's prime rate. Borrowings against this line were $376 thousand on September 30, 1996. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral. The Company executed unsecured promissory notes for $300 thousand during the third quarter, payable on demand. They were paid off on October 1, 1996.

Long-term debt consists of the following:

                                        (Dollars in Thousands)
                                          September 30, 1996
                                          __________________

Term note, 2.5% above prime rate,
due in monthly installments of $26,831
including interest.  Final payment
estimated at $801,996 due January, 1977....   $  854

Note payable for equipment, 10.75%,
due in monthly installments of
$8,903 including interest.  Final
payment due in September, 1997.............      101

Note payable for equipment and
leasehold improvements, 12%, due
in monthly installments of $2,262
including interest.  Final payment
due in October, 1998.......................       50

Note payable for equipment, 10%,
due in monthly installments of
$1,039 including interest.  Final
payment due in November, 1998..............       24

Note payable for equipment, 7.65%,
due in monthly installments of
$714 including interest.  Final
payment due February, 1999.................       19
                                              ______
                                               1,048

Less current portion.......................      995
                                              ______

                                              $   53
                                              ______
                                              ______

Equipment with original cost of $680 thousand is pledged as collateral under the notes payable for equipment and the equipment purchase contracts.

Note 3 - Common Stock:

The Company's Stock Option Plan permits issuance of stock options to key employees at prices not less than 100% of market price at the date of grant. An aggregate of 600,000 shares of common stock is reserved in connection with this Plan. As of September 30, 1996, no options had been granted under this Plan.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

Operating Results
_________________

Sales for the third quarter of 1996 were $2.054 million compared to $1.769 million for the third quarter of 1995. Sales for the first nine months of 1996 were $5.008 million, compared to $6.768 million for the first nine months of 1995. During the first nine months of 1996 international sales continued their growth pattern. They totaled $3.024 million in 1996 compared to $2.550 for the same period of 1995, a 19% increase. The backlog of orders believe to be firm on November 8, 1996, was $1.299 million. The backlog was $2.744 million on November 10, 1995.

Cost of sales as a percentage of sales improved to 72 percent in the third quarter of 1996, compared to 88 percent in the third quarter of 1995. 1995 costs were high due to the sale of a large volume of reconditioned, used presses which were sold at a low gross margin. For the first nine months of 1996 the percentage improved to 72 percent, compared to 77 percent for the first nine months of 1995.

Development costs were $219 in the first nine months of 1996, compared to $162 thousand in the first nine months of 1995. The increase was primarily due to the development of the Company's new Integral Roll Unit, which is now in operation and performing well.

Selling, general and administrative expenses for the third quarter of 1996 increased 21 percent from the same period in 1995. Promotional expenses accounted for most of the increase in the third quarter. Selling, general and administrative expenses for the first nine months of 1996 were 6% less than those for the same period of 1995 due to lower commissions and incentive pay more than offsetting increased promotional expenses. Most other selling, general and administrative expenses did not change significantly.

Interest expense was $51 thousand in the third quarter and $150 thousand for the first nine months of 1996, compared to $59 thousand and $195 thousand for the respective periods in 1995. The average interest rate on the Company's short-term borrowings from the bank in 1996 were 10.75 percent for the third quarter and 10.8 percent for the first nine months, compared to 11.3 percent and 11.4 percent for the corresponding periods in 1995, respectively. Average short-term borrowings from the bank in 1996 were $621 thousand in the third quarter and $566 thousand for the first nine months, compared to $649 thousand and $693 thousand for the corresponding periods in 1995.

Net earnings in the third quarter were $109 thousand in 1996 compared to a net loss of $97 thousand in the third quarter of 1995. For the nine-month period ended September 30, net earnings were $135 thousand in 1996, compared to net earnings of $175 thousand in 1995. Lower sales in the first half of 1996 resulted in the lower nine-month net earnings as compared to 1995.

The Company's operating results for the first nine months are not necessarily indicative of results to be expected for the full year, particularly because of the high value of each order for the Company's equipment and their irregular timing. The Company expects 1996 sales to equal or exceed those of 1995.

Liquidity
_________

One September 30, 1996, working capital was $2.452 million as compared to $2.972 million on September 30, 1995. The primary reason for the decrease in working capital was a $684 thousand increase in the current portion of long-term debt due to the reclassification of the term note to the bank from a long-term liability to a current liability. Other changes in working capital components are itemized in the Consolidated Statement of Cash Flows. The ratio of current assets to current liabilities was 1.9:1 on September 30, 1996, compared to 2.3:1 on September 30, 1995. On December 31, 1995, working capital was $3.132 million and the current ratio was 2.5:1.

Funds provided by operations are the Company's primary source of
liquidity.   The Company uses short-term debt under a revolving
line of credit with a commercial bank to finance fluctuating working capital requirements. On September 30, 1996, the Company had additional borrowing capacity of $324 thousand under this line. In addition, during the third quarter the company issued unsecured notes totaling $300 thousand. These notes were repaid on October 1, 1996.

Capital Resources
_________________

Long-term debt and deferred incomes taxes (net of deferred tax assets) as a percentage of total capitalization was 14 percent on September 30, 1996. The Company believes that its borrowing capacity is sufficient to provide for orderly operations.

Item 6.  Exhibits and Reports on Form 8-K
_________________________________________

(a) Reports on Form 8-K -- There are no reports on Form 8-K filed for the three months ending September 30, 1996.


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



                                              WEB PRESS CORPORATION
                                              _____________________
                                                        (Registrant)


November 8, 1996                    /s/ Wayne R. Marcouiller
________________                    _______________________________
Date                                Wayne R. Marcouiller, President


November 8, 1996                    /s/ William F. Carmody
________________                    _______________________________
Date                                William F. Carmody
                                    Secretary/Treasurer
                                   (Principal Accounting Officer)