Form 10KSB
period 1996-12-31
WEB PRESS CORP
filed 1997-03-31
CIK 105183

                        F O R M  10 - KSB

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

(Mark One)

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934     (FEE REQUIRED)
                                                ______________

For the fiscal year ended     December 31, 1996
                              _________________

                               OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT OF 1934                     (NO FEE REQUIRED)
                                              _________________

For the transition period from  ______________ to _______________

Commission file number   O-7267
                         ______

                      WEB PRESS CORPORATION
                      _____________________

Washington                                   91-0851298
_______________________________              ________________
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)

22023 68th Avenue South, Kent, Washington        98032
_________________________________________     __________
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (206) 395-3343
                                                   ______________

Securities Registered Pursuant to 12(b) of the Act:

Title of each class     Name of each exchange on which registered

None                    _________________________________________
____

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

State issuer's revenues for its most recent fiscal year....$6,617,406.

As of March 1, 1997, 3,105,413 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing bid price provided by the National Quotation Bureau, Inc.) held by non-affiliates was approximately $453 thousand.

Documents incorporated by reference:  Exhibits as described in
Part III, Item 13.

                      WEB PRESS CORPORATION

        TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-KSB

ITEM      DESCRIPTION                                     PAGE
____      ___________                                     ____

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

                            PART III

 9.       DIRECTORS AND EXECUTIVE OFFICERS
          OF REGISTRANT................................... 13
10.       EXECUTIVE COMPENSATION.......................... 14
11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT........................... 15
12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.. 16
13.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K......................... 17

                  ANNUAL REPORT ON FORM 10-KSB
                      WEB PRESS CORPORATION
                             PART I


ITEM 1.   BUSINESS

(A)  General Development of Business

Web Press Corporation (herein referred to as "Web" or "Company") was founded in late 1967 under the name "Web Press Aid" as a sole proprietorship. The company was incorporated in November, 1969 under the laws of the State of Washington. Initially, the Company was involved primarily in the rebuilding and repair of web-fed printing presses and related equipment. Shortly after incorporation, the Company undertook the development of a line of printing press equipment of its own design. During 1972, the Company commenced production of this equipment. While the manufacture of new equipment is now the Company's primary business, it continues to deal in rebuilt and used equipment as an adjunct to its new press sales. The Company also sells parts and service for its new equipment. The sale of new and used presses accounted for approximately 82% and 3%, respectively, of the Company's revenues in 1996. The Company's presses are primarily designed to print on absorbent paper such as newsprint. Products produced by the presses are newspapers (both broadsheet and tabloid sizes), shoppers, advertising inserts, and paperback books.

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

(B)  Financial Information About Segments

See Note 7 of Notes to Consolidated Financial Statements for information about the Company's operations by segment and geographic area for the years ended December 31, 1996 and 1995.

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

The primary competitors of the Company are Goss Graphic Systems, P.E.C. Corporation (King Press Division), and Harris Graphics.
Certain of these companies have financial resources in excess of the Company's.

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

Web Press Corporation maintains an ongoing program of product development and improvement. This program consists primarily of technical improvements and supplementary developments which have produced features and capabilities that management believes will result in competitive marketing advantages for Web's product line. In 1996, $282 thousand was expended for research and development compared to $228 thousand in 1995.

Total employment of 54 persons as of December 31, 1996 compares with approximately 63 at December 31, 1995.

Substantially all of the Company's operations are run by electri cal energy purchased from a local utility. The Company has not experienced energy shortages and does not anticipate any difficulties in the foreseeable future. Extended shortages of energy would have an adverse impact on the Company.

Compliance with federal, state and local environmental protection laws during 1996 had no material effect upon capital expenditures, earnings, or the competitive position of Web Press
Corporation.

(D)  Foreign Operations

The Company's foreign operations consist entirely of export sales and related services originating at its facilities within the United States. Export sales accounted for 62.3% of total sales in 1996 and 48.2% in 1995. Further financial information relating to foreign operations for the two years ended December 31, 1996, is set forth in Note 7 (Segment Information) of the Notes to Consolidated Financial Statements.

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

                        1996                         1995
                        ____                         ____

  Quarter            High    Low                 High      Low
  _______            ____    ___                 ____      ___

  First             $.375   $.3125              $.25      $.0625
  Second             .4375   .375                .1875     .0625
  Third              .4375   .375                .4375     .0625
  Fourth             .375    .375                .5        .125

The Company has paid no dividends during the two years ended
December 31, 1996.

(B)  Approximate Number of Holders of Common Stock

The number of holders of record for the Company's common stock as of March 11, 1997 was 557.


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

OPERATING RESULTS
_________________

                     1996 Compared with 1995
                     _______________________

Sales in 1996 were $6.617 million, a decrease of $2.334 million from 1995 sales of $8.951 million. The Company anticipated lower sales of both used presses and parts in 1996. The Company had fewer used presses in inventory to sell and the number of acceptable used presses being offered as trade-ins has declined. In 1995, the Company received an exceptionally high number of very large parts orders for rebuilding presses. New equipment sales, domestically, were lower in 1996 because customers bought smaller press configurations, reducing the average sales price per order received. International sales of new equipment continued to grow in 1996, increasing 7.5 percent to $3.887 million, 58.7 percent of total sales. The Company sold presses to new customers in two countries where it previously had no equipment installed.

The gross profit margin on sales increased to 26.9 percent in 1996, compared to 24.1 percent in 1995. The improved gross profit margin was the result of a 16.2 percent improvement in the average gross profit percentage for new equipment, and because new equipment sales, which have a higher gross profit margin than used equipment, were a larger percentage of total sales. New equipment accounted for 82.5 percent of total sales in 1996, compared to 72.9 percent in 1995. Cost of sales in 1996 included a write-down of $80 thousand for certain used equipment and obsolete parts. The gross profit margin on parts sales declined
6.5 percent in 1996, compared to 1995, due to lower sales volume and because the Company has not raised its selling prices for parts in over two years.

Selling, general and administrative expenses increased $332 thousand in 1996 from 1995. The increase was the result of a $400 thousand separation payment due the former President/General Manager of the Company upon his retirement. Without that expense, selling, general and administrative expenses would have
declined $68 thousand, or 4.6 percent in 1996.   Excluding the
$400 thousand separation expense, payroll costs declined $114 thousand in 1996, compared to 1995. The decrease was the result of lower incentive compensation in 1996, due to lower sales. In 1996, advertising costs were $47 thousand higher and the Company spent $46 thousand more attending several international trade shows, compared to 1995. Most other selling, general and administrative expenses did not change significantly.

Interest expense decreased 16.5 percent in 1996 from 1995. In 1996, average short-term borrowings from the bank were $531 thousand, compared to $643 thousand in 1995. The average interest rate on all of the Company's borrowings from the bank were 10.8 percent in 1996 and 11.3 percent in 1995.

The Company had an operating loss of $220 thousand in 1996, before a tax benefit of $76 thousand. Had it not been for the $400 thousand separation expense, the Company would have had a $180 thousand profit from operations in 1996. In 1995, the Company had pre-tax operating income of $451 thousand. Lower sales in 1996 is the primary reason for the lower operating income. The 16.2 percent increase in the average gross profit percentage on new equipment sales partially offset the lower sales volume. The net loss for the year was $144 thousand in 1996, compared to a net earnings of $300 thousand in 1995.


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

Pre-tax operating income in 1995 was $451 thousand compared to a loss of $667 thousand in 1994. Net earnings were $300 thousand in 1995, compared to a net loss of $478 thousand in 1994. The $2.820 million increase in new equipment sales, higher gross mar-gin due to a more favorable sales mix, and the Company's cost containment program all contributed to net earnings increasing $778 thousand in 1995 from 1994.


                              1997
                              ____

Because of the high value of each order for the Company's equipment and the irregular timing of orders, projections for particular time periods are very difficult to make.

Most economists believe the economy will continue to grow at a slow but steady rate in 1997. The Newspaper Association of America projects total newspaper advertising to rise 5.4 to 5.7 percent in 1997. This growth rate is well above the projected
2.3 to 2.5 percent growth rate for the overall economy in 1997. The Company believes that because advertising growth is expected to surpass the growth in the overall economy, domestic sales of its presses will increase in 1997, too. Other factors which may help sales in 1997 are that printers will continue to benefit from lower newsprint prices, and that funds for capital equipment purchases are available at very favorable interest rates. Competition from used equiment should be only nominal. The outlook for international sales continues to be very good, too. The Company has identified prospects for its equipment in several countries where the Company previously had no exposure, as a direct result of the promotional activities it undertook in 1996.

In March, 1997, the Company received a commitment letter from a leasing company to purchase up to $400 thousand of new machine tools. The Company has ordered a new CNC lathe costing $136 thousand which it will receive in April, 1997. The Company intends to purchase one additional new machine tool in the second quarter of 1997 with the remaining funds.


LIQUIDITY
_________

The current ratio on December 31, 1996, was 1.8:1 and net working capital was $2.254 million. Cash provided by operations was $895 thousand in 1996, $607 thousand more than in 1995. The increase was the result of lower accounts receivable; higher customer deposits, accrued expenses, and accounts payable; and noncash expenses for depreciation and to increase the inventory valuation reserve. Cash was used to increase inventories in 1996.

All of the increase in inventories was in finished goods, which were $701 thousand higher in 1996 than in 1995. Used equipment inventories and work-in-progress were lower. Raw materials and parts inventories were unchanged.

Funds provided by operations are the Company's primary source of liquidity. In addition, the Company uses short-term debt under a revolving line of credit with a commercial bank to finance fluctuating working capital requirements. On December 31, 1996, the Company had additional borrowing capacity of $601 thousand under that line.

CAPITAL RESOURCES
_________________

Total assets decreased by $159 thousand in 1996. Stockholder's equity declined by $144 thousand, noncurrent deferred income taxes increased by $48 thousand, and working capital decreased by
$878 thousand.   The major reason for the decrease in working
capital was a $554 thousand increase in the current portion of long-term debt. The increase in the current portion of long-term debt was primarily due to the reclassification of a term note to the bank from a long-term liability to a current liability. Long-term debt, on the other hand, was reduced by $909 thousand in 1996.

Long-term financing in the form of secured notes are used to acquire manufacturing equipment. The Company incurred $14 thousand in additional long-term debt in 1996. As a percentage of total capitalization, long-term debt and deferred income taxes (net of deferred tax assets) was 9 percent of December 31, 1996.

On February 3, 1997, the Company secured new long-term debt of $975 thousand from a bank. Most of the proceeds were used to pay the term debt included in Current Liabilities on December 31, 1997, which matured on January 31, 1997. The new term debt should result in an increased source of working capital for several years to come.

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

ITEM 8.   CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                            PART III
                            ________


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are:

Name                Position                           Age
____                ________                           ___

G. B. Palmer        General Manager                    48

C. L. Mathison      Secretary/Treasurer                54
                    (Effective January 30, 1997)

G. C. Sanborn       Director                           74
                    (Resigned January 30, 1997)

C. A. Gath          Vice-President of Sales            56

R. M. Sprague       Director                           57
                    (Effective January 30, 1997)

P. F. Dunn          Director                           48
                    (Effective February 25, 1997)

There are no family relationships between any directors or executive officers of the registrant. Officers are appointed by the Board of Directors and serve at its will or until they resign.

BUSINESS EXPERIENCE:

G. B. Palmer
____________

Mr. Palmer was appointed General Manager and a Director of the Company on December 20, 1996. He has served as the Company's Director of Manufacturing since 1990 and has been employed by the Company since 1986. Prior to joining the Company, he was Director of Manufacturing of Pacific Hoe Corporation. He is a metallurgical engineer.

C. L. Mathison
______________

Mr. Mathison was appointed Secretary/Treasurer of the Company on January 30, 1997. He has served as the Company's Controller since October, 1979. Prior to joining the Company, he was Assistant Controller of Bayliner Marine Corporation.

R. M. Sprague
_____________

Mr. Sprague was appointed a Director of the Company on January 30, 1997. He is the founder and owner of Sprague Metal Company, a manufacturer of specialty sheet metal products. He founded the company in 1974 and has been employed in the metal trades business for over 30 years.

P. F. Dunn
__________

Mr. Dunn was appointed a Director of the Company on February 25, 1997. He has been employed by the Boeing Aerospace Company in various financial positions since 1973. He currently is tax manager for the the State and Local Division. He is a Certified Public Accountant.

C. A. Gath
__________

Prior to joining the Company as Vice-President of Sales in May of 1985, Mr. Gath was Manager of South and Western Operations in the Cheshire Division of Xerox Corporation, a manufacturer of addressing and labeling equipment. He started with that division in 1976 as a sales representative and progressed through several management positions in sales and marketing.

G. C. Sanborn
_____________

Mr. Sanborn has been a Director of the Company since November 1969. He retired in 1978 as Owner and General Manager of Industrial Products Company, Seattle, Washington, a distributor of industrial supply equipment. He is now an independent consultant. He resigned as a Director on January 30, 1997.

401(K) PLAN:

Effective January 1, 1988, the Company established a 401(K) plan under the Internal Revenue Service Regulations. Employees are eligible to participate after one year of service. Plan participants self-direct their investments choosing from six options sponsored by an insurance company. An employee who elects to participate may contribute in a year up to the lower of 15% of gross pay or the dollar limit under the regulations, which in 1996 was $9,510. The Company contributes a matching amount of 10% of the first $1,000 contributed by an employee in a year. In addition, the Company may make a discretionary matching contribution. The total amount is determined by the Company's Board of Directors and allocated to the participants based on their contributions. There were no discretionary contributions in 1996 and 1995.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate total cash compensation accrued during the fiscal years ended December 31, 1996, 1995, and 1994 for the chief executive officer of the Company.

                       Annual Compensation
                       ___________________

                                           Long-Term    All Other
Name/Principal           Salary    Bonus  Compensation Compensation
   Position       Year     ($)      ($)        $           $
______________    ____   ______    _____  ____________ ___________

W. R. Marcouiller 1996   168,301   25,763      0         400,000 (1)
President/General 1995   164,145   64,416      0            0
Manager/Director  1994   159,970     0         0            0
(Retired December 20, 1996)

G. B. Palmer      1996    55,000     0         0            0
(General Manager/Director effective December 20, 1996)

(1) On December 20, 1996, Mr. Marcouiller retired as President/General Manager of the Company and resigned as a Director of the Company. His employment agreement with the Company stipulated that a payment of $400 thousand would be due him upon termination of his employment. That amount is included in All Other Compensation.

The registrant entered into a five-year employment agreement with Mr. Marcouiller effective January 1, 1980. The agreement provided for annual payments of $75,000 (adjusted for inflation) and a bonus of 12.5% of earnings before taxes on income. Effective January 1, 1985, January 1, 1990, and January 1, 1995, the agreement was renewed for another five years under the same terms and conditions. Mr. Marcouiller's base salary in 1996 was $168,301.

The registrant and Mr. Marcouiller entered into a separation agreement on March 5, 1997. Under terms of the agreement, the Company is to pay Mr. Marcouiller a performance bonus of 12.5% of the pre-tax earnings of the Company for the six month period ending June 30, 1997.

The Vice-President of Sales is paid commissions equal to 1% of firm orders accepted. The remainder of the officers and directors are under no formal compensation agreements.

During 1996, there were no options outstanding under the Company's Stock Option Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth as of March 11, 1997, information with respect to the beneficial ownership of common stock of the Company by each person who is known by the Company to have owned beneficially more than 5% of the Company's common stock, by each of its officers and directors, and by its officers and directors as a group:

                                                       Percent
Name and Address               Shares Owned            Of Class
________________               ____________            ________

W. R. Marcouiller
9140 S.E. 54th
Mercer Island, WA  98040       1,837,500 (1)            59.17%

W. F. Carmody
10826 Auburn Ave. So.
Seattle, WA  98178               155,800 (2)             5.02

R. M. Sprague
417 Milwaukee Blvd. N.
Pacific, WA  98047                53,200                 1.71

C. A. Gath
640 Jasmine Pl. N.W.
Issaquah, WA  98027                6,000 (3)              .19

All Directors and Officers
 as a Group (6 persons)        2,052,500                66.09%

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No officer, director, nominee or associate of any officer, director, or nominee was indebted to the Company in an amount in excess of $60,000 at any time during the fiscal year ended
December 31, 1996.

R. M. Sprague, a Director of the Company and owner of Sprague Metal Company, has an ongoing relationship with the Company as a supplier of sheet metal products and other miscellaneous parts. This relationship is expected to continue in the future. During the fiscal year ended December 31, 1996, the Company purchased parts costing $162,494 from the Sprague Metal Company. The Company's management negotiates purchase orders and prices for the items purchased. Management believes the prices paid are competitive with other sources.

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

       (10d) being the lease for the Company's facilities between Web Press Corporation (lessee) and
               William J. Bennett (lessor) dated October 16,
               1987.


       The following exhibits are filed herewith:

       (10e)  being the Business Loan Agreement between Web
               Press Corporation and Washington First
               International Bank dated February 3, 1997.

       (10f) being the Promissory Note for term financing between Web Press Corporation and Washington
               First International Bank dated February 3, 1997.

       (10g)  being the Business Loan Agreement between Web
               Press Corporation and Washington First
               International Bank and the Export Working
               Capital Guarantee of the Small Business
               Administration dated February 20, 1997.

       (10h)  being the Separation Agreement between Web Press
               Corporation and Wayne R. Marcouiller, former
               President/General Manager of the Company dated
               March 5, 1997.

(22)  Subsidiaries of Registrant

 (b)   Report on Form 8-K

      There have been no reports on Form 8-K filed during the three months ended December 31, 1996.


                           SIGNATURES
                           __________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WEB PRESS CORPORATION


March 14, 1997               By:   /s/ Gary B. Palmer
                                   __________________
                                   Gary B. Palmer
                                   General Manager


March 14, 1997               By:   /s/ Craig L. Mathison
                                   _____________________
                                   Craig L. Mathison
                                   Secretary/Treasurer
                                   (Principal Accounting
                                    Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Gary B. Palmer                              March 14, 1997
__________________
Gary B. Palmer
General Manager and
Director


/s/ Rufus M. Sprague                            March 14, 1997
____________________
Rufus M. Sprague
Director


/s/ Patrick F. Dunn                             March 14, 1997
___________________
Patrick F. Dunn
Director

                      WEB PRESS CORPORATION
                           FORM 10-KSB
                   ITEMS 7, 13(a) (1) AND (2)
                  INDEX OF FINANCIAL STATEMENTS


     The following financial statements of the registrant and its subsidiary required to be included in Item 7 are listed below:

                                                          Page

Consolidated Financial Statements:
  Independent Auditors' Report............................  20
  Balance Sheet as of December 31, 1996...................  21
  Statements of Operations for each of the two
    years in the period ended December 31, 1996...........  23
  Statements of Stockholders' Equity for each of
    the two years in the period ended December 31, 1996... 24 Statements of Cash Flows for each of the two years in the period ended December 31, 1996...........  25
  Notes to Consolidated Financial Statements..............  27

       Report of Independent Certified Public Accountants






Board of Directors and Stockholders
Web Press Corporation
Kent, Washington


We have audited the accompanying consolidated balance sheet of Web Press Corporation (a Washington corporation) and Subsidiary as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referrerd to above present fairly, in all material respects, the consolidated financial position of Web Press Corporation and Subsidiary as of December 31, 1996, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP

Grant Thornton LLP
Seattle, Washington
March 1, 1997

                      WEB PRESS CORPORATION

                   CONSOLIDATED BALANCE SHEET
                     (Dollars in Thousands)


ASSETS                                        December 31, 1996
                                              _________________

Current Assets:
Cash.........................................      $    6
Accounts receivable, less allowance for
  doubtful accounts of $12 (Note 3)..........       1,440
Inventories (Notes 2 and 3)..................       3,457
Deferred tax assets (Note 4).................         239
Prepaid expenses.............................          62
                                                   ______

Total Current Assets.........................       5,204

Machinery and Leasehold Improvements,
  at cost (Notes 2 and 3):
 Machinery and equipment.....................       3,016
 Leasehold improvements......................         196
                                                   ______
                                                    3,212

 Less accumulated depreciation
  and amortization...........................       2,645
                                                   ______

Machinery and Leasehold Improvements (Net)...         567
                                                   ______

Total Assets.................................      $5,771
                                                   ______
                                                   ______



The accompanying notes are an integral part of these Consolidated
Financial Statements.

                      WEB PRESS CORPORATION

                   CONSOLIDATED BALANCE SHEET
                     (Dollars in Thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY            December 31, 1996
                                                _________________

Current Liabilities:
Note payable to bank (Note 3)...............       $   99
Accounts payable............................          541
Customer deposits...........................          542
Accrued expenses............................          813
Income taxes payable (Note 4)...............           38
Current portion of long-term debt...........          917
                                                   ______

Total Current Liabilities...................        2,950

Long-Term Debt, less current
  portion (Note 3)..........................           53

Deferred tax liabilities (Note 4)...........          415

Commitments (Note 6)

Stockholders' Equity (Note 5):
  Common stock, par value $.025 per share:
    Authorized, 4,000,000 shares
    Issued, 3,436,513 shares                           86
  Paid-in capital..........................           320
  Retained earnings........................         2,044
                                                   ______
                                                    2,450

  Treasury stock, 331,100 shares
    at cost................................           (97)
                                                   ______

Total Stockholders' Equity.................         2,353
                                                   ______

Total Liabilities and Stockholders' Equity.        $5,771
                                                   ______
                                                   ______


The accompanying notes are an integral part of these Consolidated
Financial Statements.

                      WEB PRESS CORPORATION

              CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars in Thousands Except Per Share Data)


                                         Year Ended December 31,
                                         _______________________
                                            1996      1995
                                            ____      ____

    Sales (Note 7)......................   $6,617    $8,951
    Cost of Sales.......................    4,836     6,794
                                           ______    ______
                                            1,781     2,157

    Selling, general and
      administrative expenses (Note 6)..    1,805     1,473
                                           ______    ______
                                              (24)      684

    Other income........................        7        10
    Interest expense....................     (203)     (243)
                                           ______    ______
                                             (196)     (233)
                                           ______    ______

    Earnings (loss) before taxes
      (benefit).........................     (220)      451

    Taxes (benefit) on earnings
      (loss)(Note 4)....................      (76)      151
                                           ______    ______

    Net earnings (loss).................   $ (144)   $  300
                                           ______    ______
                                           ______    ______

    Net earnings (loss) per share.......    $(.05)    $ .10
                                            _____     _____
                                            _____     _____


The accompanying notes are an integral part of these Consolidated
Financial Statements.

                                         WEB PRESS CORPORATION

                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               (Dollars in Thousands)



                                 Common Stock        Treasury    Paid-in   Retained
                              Shares      Amount      Stock      Capital   Earnings
                              ______      ______     ________    _______
Balance, January 31, 1995   3,436,513      $86        $97         $320     $1,888

Net earnings for the year                                                     300
                            _________      ___        ___         ____     ______

Balance, December 31, 1995  3,436,513       86         97          320      2,188

Net loss for the year                                                        (144)
                            _________      ___        ___         ____     ______

Balance, December 31, 1996  3,436,513     $86         $97         $320      $2,044
                            _________     ___         ___         ____      ______
                            _________     ___         ___         ____      ______



The accompanying notes are an integral part of these Consolidated Financial Statements.


                      WEB PRESS CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)

                                        Year Ended December 31,
                                        _______________________

                                           1996       1995
                                           ____       ____

Cash flows from operating activities:
  Net earnings (loss)................... $ (144)    $  300
  Adjustments to reconcile net
  earnings (loss) to net cash
  provided (used) by operating
  activities:
     Depreciation and amortization......    218        235
     Provision for losses on accounts
       receivable.......................      3         30
     Inventory valuation reserve........     80        (33)
     Deferred taxes.....................   (114)       151
     Retirement of plant assets.........      1          1

  Increase (Decrease) in cash from
  changes in operating accounts:
     Accounts receivable................    527     (1,230)
     Refundable income taxes............                66
     Inventory..........................   (543)     1,016
     Prepaid expenses...................      7         10
     Accounts payable...................    137       (216)
     Customer deposits..................    529        (34)
     Accrued expenses...................    156         (8)
     Income taxes payable...............     38
                                         ______     ______

     Total adjustments..................  1,039        (12)
                                         ______     ______

  Net cash provided by operating
  activities                                895        288

Cash flows from investing activities:
  Capital expenditures                      (92)       (39)
                                         ______     ______



(Continued on following page)

(Continued from previous page)

Cash Flows from financing activities:
  Proceeds from issuance of
     long-term debt....................      14
  Payments on long-term debt..........     (369)       (332)
  Net borrowings (payments) on line
      of credit........................    (568)        118
                                         ______     _______

  Net cash used by financing
     activities........................    (923)       (214)
                                         ______     _______

Net increase (decrease) in cash........    (120)         35

Cash at beginning of period............     126          91
                                         ______     _______

Cash at end of period..................  $    6     $   126
                                         ______     _______
                                         ______     _______

Supplemental disclosures of cash
  flow information:

Cash was paid during the year for:

  Interest                                 $241       $302



The accompanying notes are an integral part of these Consolidated
Financial Statements.

                      WEB PRESS CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                TWO YEARS ENDED DECEMBER 31, 1996


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

                                     (Dollars in Thousands)
                                             1996
                                             ____

     Raw materials and parts
     (including subassemblies)........      $1,126
     Work-in-progress.................         622
     Finished goods...................       1,292
     Used equipment...................         417
                                            ______

                                            $3,457
                                            ______
                                            ______


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

Research and development costs
______________________________

     Research and development costs are expensed as incurred.
Total research and development costs charged to operations during the years ended December 31, 1996 and 1995 were $282 thousand and $228 thousand, respectively.

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

Earnings (loss) per share
_________________________

     Earnings (loss) per share calculations are based on the weighted average number of shares outstanding. The weighted average number of shares outstanding was 3,105,413 in 1996 and 1995.

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

Note 3 - Financing:

     On December 31, 1996, the Company had a financing facility with a commercial bank consisting of a term note and a line of credit. The balance owing on the term note was $796 thousand and the balance owing on the line of credit was $99 thousand. The interest rate charged on both loans is 2.5 percent above the bank's prime rate. The rate was 10.75 percent on December 31, 1996. Both loans matured on January 31, 1997. On February 3, 1997, the Company paid the bank the balance owing on the term note and paid off the line of credit, which was $343 thousand on that date. Funds received from a financing facility with another bank were used to pay both loans.

     The new financing facility, which commenced on February 3, 1997, consists of a term note for $975 thousand and a line of credit for $800 thousand. The term loan requires the Company to make 48 monthly payments of $24,838. The first payment is due on March 3, 1997. The final payment is due on February 3, 2001. The line of credit, which is for one year, will be reduced to $700 thousand on October 1, 1997. The interest rate charged on both loans is 2 percent above the bank's prime rate. The rate was 10.25 percent on February 28, 1997.

     On February 20, 1997, a second line of credit for borrowing up to an additional $1 million to manufacture equipment for export was established with the new bank. The loan is a revolving line of credit based on a series of transactions backed by letter of credit orders acceptable to the bank. The line is for one year and is secured by an "export working capital guarantee" from the Small Business Administration. The interest rate charged is 1.5 percent above the bank's prime rate. The rate was 9.75 percent on February 20, 1997.

     Accounts receivable, firm orders in production, inventories and values in excess of the long-term financing on equipment are pledged as collateral.

Long-term debt consists of the following:

                                      (Dollars in Thousands)
                                         December 31, 1996
                                         _________________

Term note, 2.5% above prime rate,
due in monthly installments of $26,831
including interest.  Final payment
estimated at $801,996 due January, 1997...       $796

Note payable for equipment, 10.75%,
due in monthly installments of $8,903
including interest.  Final payment due
in September, 1997........................         77

Note payable for equipment and leasehold
improvements, 12%, due in monthly install-
ments of $2,262 including interest.
Final payment due in October, 1998........         44

Note payable for equipment, 10%, due in
monthly installments of $1,039 including
interest.  Final payment due in
November, 1998............................         22

Note payable for equipment, 7.65%, due in
monthly installments of $714 including
interest.  Final payment due in
February, 1999............................         17

Note payable for equipment, 8.23%, due in
monthly installments of $277 including
interest.  Final payment due in December,
2001......................................         14
                                                 ____
                                                  970

Less current portion......................        917
                                                 ____
                                                 $ 53
                                                 ____
                                                 ____

     Equipment with an original cost of $694 thousand is pledged as collateral under the notes payable for equipment and the equipment purchase contracts.

     Maturities of the long-term debt for the next five years are as follows:

                                (Dollars in Thousands)
          1997                           $917
          1998                             43
          1999                              4
          2000                              3
          2001                              3

Note 4 - Income Taxes:

     The taxes (benefit) on earnings (loss) consist of the
following:
                                   (Dollars in Thousands)
                                   Year Ended December 31,
                                   _______________________
                                      1996         1995
                                      ____         ____

Currently payable                     $ 38       $
Deferred taxes (benefit)              (114)        151
                                      ____       _____

                                      $(76)       $151
                                      ____        ____
                                      ____        ____

     The taxes (benefit) on earnings (loss) differ from the
federal statutory rate as follows:
                                  (Dollars in Thousands)
                                  Year Ended December 31,
                                     1996         1995

Taxes (benefit) at statutory rate   $(75)        $153
Permanent difference                   3            3
AMT credit carryforward                           (20)
Prior year tax adjustment              1            15
Other                                 (5)
                                    ____         ____

                                    $(76)        $151
                                    ____         ____
                                    ____         ____

     The components of deferred taxes included in the balance sheet as of December 31, 1996 are as follows:

                               (Dollars in Thousands)
                               ______________________

Current deferred tax assets:
  Gross margin on deferred sales..    $(76)
  Inventory valuation reserve.....      99
  Compensation payable............     177
  Other...........................      39
                                      ____

                                      $239
                                      ____
                                      ____


(Continued on next page)

(Continued from previous page)


Non-current deferred tax liabilities:
  Deferred DISC income............    $351
  Excess tax depreciation.........      56
  Other...........................      18
                                      ____

                                      $415
                                      ____
                                      ____

     The Company used all of its net operating loss carryforwards and its alternative minimum tax credit in 1996.

Note 5 - Common Stock:

     The Company's Stock Option Plan permits issuance of stock options to key employees at prices not less than 100% of market price at the date of grant. An aggregate of 600,000 shares of common stock is reserved in connection with this Plan. As of December 31, 1996, no options have been granted under this Plan.

Note 6 - Commitments:

     On December 20, 1996, Wayne R. Marcouiller,
President/General Manager of the Company for the past 22 years, retired. The employment agreement between the Company and the former President/General Manager stipulated that a payment of $400 thousand would be due him upon termination of his employment. The $400 thousand liability is included in accrued expenses on December 31, 1996. It will be paid in 1997. The Company committed, in a Separation and Release Agreement with the former President/General Manager, to pay him a performance bonus in 1997 based on the profits of the Company for the six month period ending June 30, 1997. That bonus is 12.5 percent of the pre-tax earnings of the Company for that period. Another commitment of the Separation Agreement is that the Company is to provide continuing health insurance coverage for five years.

     In October 1987, the Company executed a ten-year lease, commencing six months from the date of occupancy, for a 49,000 square foot manufacturing and office facility located in Kent, Washington. The Company moved into this facility in May 1988. The lease included two five-year renewal options and required the lessor to finance $150,000 of leasehold improvements and other costs incurred by the Company. The total monthly payment is $14,451.

     Rental expense was $152 thousand in 1996 and $150 thousand in 1996.

Remaining minimum rental commitments are as follows:

                              (Dollars in Thousands)
               1997.........        $146
               1998.........         122
                                    ____

                                    $268
                                    ____
                                    ____

The Company has a commitment letter from a leasing company to purchase up to $400 thousand of new machine tools. The Company has ordered a new CNC lathe costing $136 thousand which it will receive in April, 1997. The Company intends to purchase one additional new machine tool in the second quarter of 1997 with the remaining funds.

Note 7 - Market Segment and Concentration Information:

     Substantially all of the Company's operations relate to the manufacture and sale of printing presses and associated equipment. The Company markets its presses worldwide. International sales accounted for 62.3% of total sales in 1996 and 48.2% in 1995. The Company is not dependent on any country or region of the world for international sales and domestic sales are disseminated throughout the United States.

     Export sales of equipment by geographical area were as follows:

                               (Dollars in Thousands)
                               Year Ended December 31,
                               _______________________
                                    1996     1995
                                    ____     ____

     Asia                          $1,529   $
     Western Hemisphere                      1,980
     Europe                         2,405    1,823
                                   ______   ______

                                   $3,934   $3,803
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

     During 1996, the Company had sales to two separate customers which, as a percentage of total consolidated sales, were 17.1% and 20.4%. In 1995, the Company had sales to two separate customers which accounted for 11.1% and 11.4% of sales.

Note 8 - Retirement Savings Plan:

  The Company has a 401(k) plan covering all employees who have completed one year of service. Plan participants self-direct their investments choosing from six options sponsored by an insurance company. The Company matches up to 10% of the first $1,000 contributed by the employee in a year. The Company may also make discretionary contributions to the plan. Fees paid the insurance company plus the Company's matching contribution totaled approximately $6 thousand in 1996 and $9 thousand in 1995.