Form 10QSB
period 1997-03-31
WEB PRESS CORP
filed 1997-05-14
CIK 105183

U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549


                           FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ending March 31, 1997

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

Registrant's telephone number, including area code (253) 395-3343

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety
(90) days                                         Yes X  No _

All reports during the preceding 12 months have been filed.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
(applicable only to corporate issuers): Common Stock, $.025 par value per share; 3,105,413 shares outstanding as of May 13, 1997.




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

                             PART I

                      FINANCIAL INFORMATION

                      WEB PRESS CORPORATION

                   CONSOLIDATED BALANCE SHEET
                     (Dollars in Thousands)


  ASSETS                                   March 31, 1997
                                           ______________

  Current Assets:
    Cash..........................             $   27
    Accounts receivable, less
      allowance for doubtful
      accounts of $15.............              1,948
    Inventories...................              3,903
    Deferred tax assets...........                233
    Prepaid expenses..............                 68
                                               ______

  Total Current Assets............              6,179

  Machinery and Leasehold
    Improvements, at cost:
    Machinery and equipment.......              3,025
    Leasehold improvements........                195
                                               ______
                                                3,220

    Less accumulated depreciation
    and amortization..............             (2,695)
                                               ______

  Machinery and Leasehold
    Improvements (Net)............                525
                                               ______

  Total Assets....................             $6,704
                                               ______
                                               ______


  The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                      WEB PRESS CORPORATION

                   CONSOLIDATED BALANCE SHEET
                     (Dollars in Thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY         March 31, 1997
                                             ______________

Current Liabilities:
  Note payable to bank.....................       $  645
  Accounts payable.........................          712
  Customer deposits........................          558
  Accrued expenses.........................          930
  Current portion of long-term debt........          298
                                                  ______

Total Current Liabilities...................       3,143

Long-Term Debt, less current portion........         782

Deferred taxes on income....................         415

Stockholders' Equity:
  Common stock, par value $.025 per share:
   Authorized, 4,000,000 shares
   Issued, 3,436,513 shares................           86
  Paid-in capital..........................          320
  Retained earnings........................        2,055
                                                  ______

                                                   2,461

  Treasury stock, 331,100 shares at cost...          (97)
                                                  ______

Total Stockholders' Equity..................       2,364
                                                  ______

Total Liabilities and
 Stockholders' Equity.......................      $6,704
                                                  ______
                                                  ______


The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                      WEB PRESS CORPORATION

              Consolidated Statements of Operations

              For the three months ending March 31,
        (Dollars in Thousands Except Earnings Per Share)


                                         1997      1996
                                         ____      ____

Sales.........................          $1,460    $1,372

Cost of sales.................           1,119     1,173
                                        ______    ______
                                           341       199
Selling, general and
  administrative expenses.....             285       301
                                        ______    ______
                                            56      (102)

Interest expense..............              39        47
                                        ______    ______

Earnings (loss) before taxes
  (benefit)...................              17      (149)

Taxes (benefit) on earnings
  (loss)......................               6       (51)
                                        ______    ______

Net earnings(loss)............          $   11    $  (98)
                                        ______    ______
                                        ______    ______

Net earnings(loss) per share..           $.004     $(.03)
                                         _____     _____
                                         _____     _____


The above figures are unaudited. The accompanying notes are an integral part of these statements of operations.

                      WEB PRESS CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ending March 31,
                     (Dollars in Thousands)

                                              1997          1996
                                              ____          ____

Cash flows from operating activities:
  Net earnings (loss)...................      $ 11        $ (98)
  Adjustments to reconcile net
  earnings (loss) to net cash provided
  (used) by operating activities:
    Depreciation and amortization.......        52           54
    Provision for losses on accounts
      receivable........................         3            3
    Deferred taxes on income............         6          (51)

    Increase (Decrease) in cash from
    changes in operating accounts:

      Accounts  receivable..............      (511)          226
      Inventory.........................      (446)          (39)
      Prepaid expenses..................        (6)           31
      Accounts payable..................       171           (31)
      Customer deposits.................        16            (4)
      Accrued expenses..................       117          (257)
      Income taxes payable..............       (38)
                                              ____         _____

    Total adjustments...................      (636)          (68)
                                              ____         _____

    Net cash used by operating
      activities........................      (625)         (166)

Cash flows from investing activities:
  Capital expenditures..................       (10)          (25)
                                              ____         _____

Cash Flows from financing activities:
  Proceeds from issuance of
    long-term debt......................       975
  Payments on long-term debt............      (865)         (102)
  Net borrowings under line of credit...       546           168
                                              ____         _____

  Net cash provided by financing
    activities..........................       656            66
                                              ____         _____

Net increase (decrease) in cash.........        21          (125)

Cash at beginning of period.............         6           126
                                              ____         _____

Cash at end of period...................      $ 27         $   1
                                              ____         _____
                                              ____         _____

Supplemental disclosures of cash
  flow information:

  Cash was paid during the year for:

  Interest.............................        $21            $61
  Taxes................................         38

The above figures are unaudited. The accompanying notes are an integral part of these statements of cash flows.

                      WEB PRESS CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE THREE MONTHS ENDING MARCH 31, 1997

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

Inventories were classified as follows:

                                (Dollars in Thousands)
                                    March 31, 1997

    Raw materials and parts
    (including subassemblies).....     $1,417
    Work-in-progress..............        514
    Finished goods................      1,565
    Used equipment................        407

                                       $3,903

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

Note 2 - Financing:

The Company has a line of credit with a commercial bank for borrowing up to $800 thousand. The interest rate charged is 2 percent above the bank's prime rate. Borrowings against this line were $645 thousand on March 31, 1997. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.

The Company has a second line of credit with the bank for borrowing up to an additional $1 million to manufacture equipment for export. The loan is a revolving line of credit based on a series of transactions backed by letter of credit orders acceptable to the bank. The line is secured by an "export working capital guarantee" from the Small Business Administration. The interest rate charged is 1.5 percent above the bank's prime rate. There were no borrowings against this line on March 31, 1997.

Long-term debt consists of the following:

                                        (Dollars in Thousands)
                                            March 31, 1997
                                            ______________

Term note, 2% above prime rate, due
in monthly installments of $24,837
including interest.  Final payment
due February, 2000........................     $  958

Note payable for equipment, 10.75%,
due in monthly installments of $8,903
including interest.  Final payment due
in September, 1997........................         51

Note payable for equipment and leasehold
improvements, 12%, due in monthly install-
ments of $2,262 including interest.
Final payment due in October, 1998........         39

Note payable for equipment, 10%, due in
monthly installments of $1,039 including
interest.  Final payment due in
November, 1998............................         19

Note payable for equipment, 8.23%, due in
monthly installments of $277 including
interest.  Final payment due in December,
2001......................................         13
                                               ______
                                                1,080

Less current portion......................        298
                                               ______

                                               $  782
                                               ______
                                               ______

     Equipment with an original cost of $694 thousand is pledged as collateral under the notes payable for equipment and the equipment purchase contracts.

Note 3 - Common Stock:

The Company's Stock Option Plan permits issuance of stock options to key employees at prices not less than 100% of market price at the date of grant. An aggregate of 600,000 shares of common stock is reserved in connection with this Plan. As of March 31, 1997, no options had been granted under this Plan.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Operating Results
_________________

Sales for the first quarter of 1997 were $1.460 million, an increase of 6.4 percent from 1996 first quarter sales of $1.372 million. Sales of parts and service, which increased $88 thousand in the first quarter of 1997 from the first quarter of 1996, accounted for all of the increase. New equipment sales in the first quarter of 1997 were the same as they were 1996.
There were no sales of used equipment in either year. The backlog of orders believed to be firm was $1.579 million on May 13, 1997, compared to $206 thousand on May 13, 1996.

Cost of sales, expressed as a percentage of sales, improved to
76.6 percent in the first quarter of 1997 compared to 84.5 percent in the first quarter of 1996. 1996 cost of sales included approximately $127 thousand of development expense resulting from the Company's development of a new integrated roll under (IRU) printing unit. Excluding the development expenses, 1996's cost of sales were 76.2 percent. Gross profits were $341 thousand in 1997 and $199 thousand in 1996.

Selling, general and administrative expenses decreased by $16 thousand in 1997 compared to 1996. Selling expenses increased by 4.6 percent in 1997 compared to 1996 due primarily to higher advertising expenditures and an increase in the cost of participating in certain international trade shows. Administrative expenses decreased by 13.8 percent in 1997 from 1996 due to lower payroll costs. Most other expenses were approximately the same in 1997 as they were in 1996.

Interest expense was $39 thousand in the first quarter of 1997, compared to $47 thousand in the first quarter of 1996. The average interest rate on the Company's short-term borrowings from the bank was 10.5 percent in 1997 and 10.8 percent 1996. The average amount of short-term borrowings outstanding decreased to $374 thousand in 1997 from $632 thousand in 1996.

The Company had net earnings of $11 thousand in the first quarter of 1997, compared to a net loss of $98 thousand in the first quarter of 1996. The $109 thousand increase in net earnings was the result of lower product development and payroll costs.

The Company's operating results for the first quarter are not necessarily indicative of results to be expected for the full year, particularly because of the high value of each order for the Company's equipment and their irregular timing. The Company expects 1997 sales to exceed those of 1996 and to operate profitably for the year.

Liquidity
_________

The current ratio on March 31, 1997, was 2:1 and net working capital was $3.036 million. On March 31, 1996, the current ratio was 1.8:1 and net working capital was $2.226 million. The reason for the increase in working capital was the repayment in February 1997 of term debt to a bank that was included in current liabilities on March 31, 1996. Term debt to the bank included in current liabilities was $209 thousand on March 31, 1997, and $964 thousand on March 31, 1996.

In the first quarter of 1997, cash used by operations was $625 thousand. Higher accounts receivable, increased inventories and the payment of federal income taxes all used cash. Increases in accounts payable, accrued expenses and customer deposits provided additional cash. The increase in inventories was the result of a $291 thousand increase in raw material and parts inventories and a $273 thousand increase in finished goods inventories.

Funds provided by operations are the Company's primary source of liquidity. In addition, the Company uses short-term debt under two separate revolving lines of credit with a commercial bank to finance fluctuating working capital requirements. On March 31, 1997, the Company had additional borrowing capacity of $155 thousand from its operating line of credit.

Capital Resources
_________________

On February 3, 1997, the Company secured new long-term debt of $975 thousand from the bank. Most of the proceeds were used to repay term debt to another bank that matured on January 31, 1997. In March 1997, the Company received a commitment letter from a leasing company to purchase up to $400 thousand of new machine tools. The Company has purchased a new CNC lathe costing $136 thousand that was installed in April 1997. The Company intends to purchase one additional new machine tool in the second quarter of 1997 with the remaining funds.

Long-term debt and deferred income taxes (net of deferred tax assets), as a percentage of total capitalization was 29 percent on March 31, 1997. The Company believes that its borrowing capacity is sufficient to provide for orderly growth.

Item 6.  Exhibits and Reports on Form 8-K
_________________________________________

(a) Reports on Form 8-K -- There are no reports on Form 8-K filed for the three months ending March 31, 1997.

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



                                          WEB PRESS CORPORATION
                                          _____________________
                                                   (Registrant)


May 13, 1997                    /s/ Gary B. Palmer
____________                    _______________________________
Date                            Gary B. Palmer, General Manager


May 13, 1997                    /s/ Craig L. Mathison
____________                    _______________________________
Date                            Craig L. Mathison
                                Secretary/Treasurer
                               (Principal Accounting Officer)