Form 10QSB
period 1997-06-30
WEB PRESS CORP
filed 1997-08-14
CIK 105183

U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549


                           FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ending June 30th, 1997
                            _______________

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
     OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number 0-7267
                       ______

WEB PRESS CORPORATION
_____________________
(Exact name of registrant as specified in its charter)

Washington                                   91-0851298
__________                                 ____________________
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
(applicable only to corporate issuers):  Common Stock, $.025 par value per share; 3,105,413 shares outstanding as of August 11,
1997.
               _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

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

                             PART I
                             ______

                      FINANCIAL INFORMATION
                      _____________________

                      WEB PRESS CORPORATION

                   CONSOLIDATED BALANCE SHEET
                     (Dollars in Thousands)


  ASSETS                                    June 30, 1997
                                            _____________

  Current Assets:
    Cash..........................             $   16
    Accounts receivable, less
      allowance for doubtful
      accounts of $17.............              1,276
    Inventories...................              3,759
    Deferred tax assets...........                222
    Prepaid expenses..............                103
                                               ______

  Total Current Assets............              5,376

  Machinery and Leasehold
    Improvements, at cost:
    Machinery and equipment.......              3,134
    Leasehold improvements........                195
                                               ______
                                                3,329

    Less accumulated depreciation
    and amortization..............              2,726
                                               ______

  Machinery and Leasehold
    Improvements (Net)............                603
                                               ______

  Total Assets....................             $5,979
                                               ______
                                               ______


  The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                      WEB PRESS CORPORATION

                   CONSOLIDATED BALANCE SHEET
                     (Dollars in Thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY        June 30, 1997
                                            _____________

Current Liabilities:
  Notes payable............................    $  898
  Accounts payable.........................       415
  Customer deposits........................       262
  Accrued expenses.........................       475
  Current portion of long-term debt........       291
                                               ______

Total Current Liabilities...................    2,341

Long-Term Debt, less current portion........      836

Deferred taxes on income....................      415

Stockholders' Equity:
  Common stock, par value $.025 per share:
   Authorized, 4,000,000 shares
   Issued, 3,436,513 shares................        86
  Paid-in capital..........................       320
  Retained earnings........................     2,078
                                               ______

                                                2,484

  Treasury stock, 331,100 shares at cost...       (97)
                                               ______

Total Stockholders' Equity..................    2,387
                                               ______

Total Liabilities and
 Stockholders' Equity.......................   $5,979
                                               ______
                                               ______




The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                      WEB PRESS CORPORATION

              Consolidated Statements of Operations

          For the three and six months ending June 30, (Dollars in Thousands Except Earnings Per Share)

                               THREE MONTHS      SIX MONTHS
                               ____________      __________
                               1997     1996     1997   1996
                               ____     ____     ____   ____

Sales....................... $1,940   $1,582   $3,400  $2,954

Cost of sales...............  1,466      995    2,585   2,168
                             ______   ______   ______  ______
                                474      587      815     786

Selling, general and
  administrative expenses...    375      346      660     647
                             ______   ______   ______  ______
                                 99      241      155     139

Interest expense............     65       52      104      99
                             ______   ______   ______  ______

Earnings before taxes.......     34      189       51      40

Taxes on earnings...........     11       65       17      14
                             ______   ______   ______  ______

Net earnings................ $   23   $  124   $   34  $   26
                             ______   ______   ______  ______
                             ______   ______   ______  ______

Earnings per share..........  $.006     $.04     $.01    $.01
                              _____     ____     ____    ____
                              _____     ____     ____    ____


The above figures are unaudited. The accompanying notes are an integral part of these statements of earnings.

                      WEB PRESS CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the six months ending June 30th,
                     (Dollars in Thousands)

                                           1997      1996
                                           ____      ____

Cash flows from operating activities:
  Net earnings........................... $   34    $   26
  Adjustments to reconcile net
  earnings to net cash provided
  (used)by operating activities:
   Depreciation and amortization........     106       108
   Provision for losses on accounts
    receivable..........................       6         6
   Deferred taxes on income.............      17        14
   Inventory valuation reserve..........      28        14
   Retirement of plant assets...........      21         1
   Increase (Decrease) in cash from
   changes in operating accounts:

      Accounts receivable................    158       330
      Inventories........................   (330)     (571)
      Prepaid expenses...................    (41)      (21)
      Accounts payable...................   (126)      222
      Customer deposits..................   (280)       53
      Accrued expenses...................   (338)     (258)
      Imcome taxes payable...............    (38)
                                          ______    ______

      Total adjustments..................   (817)     (102)
                                          ______    ______

   Net cash provided (used) by
     operating activities...............    (738)      (76)

Cash flows from investing activities:
  Capital expenditures...................   (163)      (50)
                                          ______    ______

Cash Flows from financing activities:
  Proceeds from issuance of long-term
    debt.................................  1,111
  Payments on long-term debt.............   (954)     (189)
  Net borrowings under line of credit....    799       153
  Promissory note........................               60
                                          ______    ______

  Net cash provided by financing
    activities...........................    956        24
                                          ______    ______

Net increase (decrease) in cash..........     10      (102)

Cash at beginning of period..............      6       126
                                          ______    ______

Cash at end of period.................... $   16    $   24
                                          ______    ______
                                          ______    ______

Supplemental disclosures of cash
  flow information:

  Cash was paid during the year for:
  Interest...............................   $89       $111
  Taxes..................................    38


The above figures are unaudited. The accompanying notes are an integral part of these statements of cash flows.

                      WEB PRESS CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             FOR THE SIX MONTHS ENDING JUNE 30, 1997

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

Inventories were classified as follows:

                                 (Dollars in Thousands)
                                     June 30, 1997
                                     _____________

    Raw materials and parts
    (including subassemblies).....       $1,441
    Work-in-progress..............          303
    Finished goods................        1,618
    Used equipment................          397
                                         ______

                                         $3,759
                                         ______
                                         ______

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

Note 2 - Financing:

The Company has a line of credit with a commercial bank for borrowing up to $800 thousand. The interest rate charged is 2 percent above the bank's prime rate. Borrowings against this line were $549 thousand on June 30, 1997. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.

The Company has a second line of credit with the bank for borrowing up to an additional $1 million to manufacture equipment for export. The loan is a revolving line of credit based on a series of transactins backed by letter of credit orders acceptable to the bank. The line is secured by an "export working capital guarantee" from the Small Business Administration. The interest rate charged is 1.5 percent above the bank's prime rate. Borrowings against this line were $349 thousand on June 30, 1997.

Long-term debt consists of the following:

                                        (Dollars in Thousands)
                                             June 30, 1997
                                             _____________

Term note, 2% above prime rate,
due in monthly installments of $24,948
including interest.  Final payment
due in February, 2000......................     $  908

Note payable for equipment, 9.3%, due
in monthly installments of $2,198
including interest.  Final payment due
in March, 2004.............................        132

Note payable for equipment, 10.75%,
due in monthly installments of
$8,903 including interest.  Final
payment due in September, 1997.............         26

Note payable for equipment and
leasehold improvements, 12%, due
in monthly installments of $2,262
including interest.  Final payment
due in October 1998........................         33

Note payable for equipment, 10%,
due in monthly installments of
$1,039 including interest.  Final
payment due in November, 1998..............         16

Note payable for equipment, 8.23%,
due in monthly installments of
$277 including interest.  Final
payment due in December, 2001..............         12
                                                ______
                                                 1,127

Less current portion.......................        291
                                                ______

                                                $  836
                                                ______
                                                ______

Equipment with original cost of $790 thousand is pledged as collateral under the notes payable for equipment and the equipment purchase contracts.

Note 3 - Common Stock:

The Company's Stock Option Plan permits issuance of stock options to key employees at prices not less than 100% of market price at the date of grant. An aggregate of 600,000 shares of common stock is reserved in connection with this Plan. As of June 30, 1997, no options had been granted under this Plan.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS


Operating Results
_________________

Sales for the second quarter of 1997 were $1.940 million, an increase of $359 thousand from 1996 second quarter sales of $1.582. Sales for the first six months of 1997 were $3.400 million, an increase of $446 thousand from 1996 six-month sales of $2.954 million. New equipment sales in 1997 were $1.594 in the second quarter and $2.728 for the first six months, compared with 1996 sales of $1.246 in the second quarter and $2.481 for the first six months. Parts sales in 1997 increased 29 percent in the second quarter and 33 percent for the first six months, compared with the same periods in 1996. For the first six months international sales, as a percentage of total sales, were 75 percent in 1997 and 88 percent in 1996.

Cost of sales, as a percentage of sales, increased to 76 percent in the second quarter of 1997, compared with 63 percent in the second quarter of 1996. For the first six months it was 76 percent in 1997 and 73 percent in 1996. The increase was primarily the result of the Company accepting new equipment sales in the second quarter of 1997 which had a lower than normal profit margin.

Selling, general and administrative expenses for the second quarter of 1997 were 8 percent higher than they were for the same period in 1996. For the first six months of 1997 they were 2 percent above 1996 expenses for the same period. Most of the increase resulted from higher advertising expenditures and the cost of attending certain trade shows. Professional service costs also increased. Lower administrative payroll costs in 1997 offset some of the increase. Most other selling, general and administrative expenses did not change significantly.

Interest expense was $65 thousand in the second quarter and $104 thousand for the first six months of 1997, compared with $52 thousand and $99 thousand for the respective periods in 1996.
The average interest rate on the Company's short-term borrowings from the bank in 1997 were 10.5 percent for both the second quarter and the first six months, compared with 10.75 and 10.8 percent for the corresponding periods in 1996, respectively. Average short-term borrowings from the bank in 1997 were $862 thousand in the second quarter and $618 thousand for the first six months, compared with $546 thousand and $589 thousand for the corresponding periods in 1996.

Net earnings in the second quarter were $23 thousand in 1997, compared to net earnings of $124 thousand in the second quarter of 1996. For the six-month period, net earnings were $34 thousand in 1997, compared with net earnings of $26 thousand in 1996.

The company's operating results for the first six months of 1997 are not necessarily indicative of results to be expected for the full year, particularly because of the high value of each order for the Company's equipment and their irregular timing. The Company expects 1997 sales to exceed those of 1996.

Liquidity
_________

On June 30, 1997, working capital was $3.035 million compared with $2.244 million on June 30, 1996, an increase of $791 thousand. The current ratio was 2.3:1 on June 30, 1997, compared with 1.8:1 on June 30, 1996. The reason for the increase in working capital was the repayment in February 1997 of term debt to a bank that was included in current liabilities on June 30, 1996. Term debt to the bank included in current liabilities was $214 thousand on June 30, 1997, and $910 thousand on June 30, 1996.

For the first six months of 1997, cash used by operations was $738 thousand. Increased inventories, higher prepaid expenses, lower accounts payable and accrued expense, and the payment of taxes all used cash. Lower accounts receivable provided additional cash.

The increase in inventories was the result of higher raw materials and parts inventories of $315 thousand and finished goods inventories of $325 thousand, offset by lower work-in-progress inventories of $319 thousand and used equipment inventories of $20 thousand.

Funds provided by operations are the Company's primary source of liquidity. In addition, the Company uses short-term debt under two separate revolving lines of credit with a commercial bank to finance fluctuating working capital requirements. On June 30, 1997, the Company had additional borrowing capacity of $251 thousand from its operating line of credit and $651 thousand from its export working capital line of credit.

Capital Resources
_________________

In April 1997, the Company secured new long-term debt of $136 thousand from a leasing company. The proceeds were used to purchase a new CNC lathe. The Company intends to purchase two additional new machine tools in 1997 using additional long-term financing from the leasing company.

Long-term debt and deferred income taxes (net of deferred tax assets), as a percentage of total capitalization was 30 percent on June 30, 1997. The Company believes that its borrowing capacity is sufficient to provide for orderly growth.

Item 6.  Exhibits and Reports on Form 8-K
_________________________________________

 (b) Reports on Form 8-K - There are no reports on Form 8-K filed for the three months ending June 30, 1997.


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



                                         WEB PRESS CORPORATION
                                         _____________________
                                         (Registrant)


August 12, 1997                /s/ Gary B. Palmer
_______________                _______________________________
Date                           Gary B. Palmer, General Manager


August 12, 1997                /s/ Craig L. Mathison
_______________                _______________________________
Date                           Craig L. Mathison
                               Secretary/Treasurer
                              (Principal Accounting Officer)