Form 10QSB
period 1997-09-30
WEB PRESS CORP
filed 1997-11-12
CIK 105183

             U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549


                           FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ending September 30, 1997
                            __________________

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

Registrant's telephone number, including area code (253) 395-3343
                                                   ______________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety
(90) days                                            Yes X  No
                                                         __    __

All reports during the preceding 12 months have been filed.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
(applicable only to corporate issuers):  Common Stock, $.025 par value per share; 3,105,413 shares outstanding as of October 31,
1997.
               _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

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

                            PART I
                            ______

                      FINANCIAL INFORMATION
                      _____________________

                      WEB PRESS CORPORATION

                   CONSOLIDATED BALANCE SHEET
                     (Dollars in Thousands)


  ASSETS                                  September 30, 1997
                                          __________________

  Current Assets:
    Cash.........................              $    6
    Accounts receivable, less
      allowance for doubtful
      accounts of $4............                1,448
    Inventories..................               3,581
    Deferred tax assets..........                 192
    Prepaid expenses.............                  83
                                               ______

  Total Current Assets...........               5,310

  Machinery and Leasehold
    Improvements, at cost:
    Machinery and equipment......               3,161
    Leasehold improvements.......                 195
                                               ______
                                                3,356

    Less accumulated depreciation
    and amortization.............               2,761
                                               ______

  Machinery and Leasehold
    Improvements (Net)...........                 595
                                               ______


  Total Assets...................              $5,905
                                               ______
                                               ______


  The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                      WEB PRESS CORPORATION

                   CONSOLIDATED BALANCE SHEET
                     (Dollars in Thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY        September 30, 1997
                                            __________________

Current Liabilities:
  Notes payable.............................     $  851
  Accounts payable.........................         515
  Customer deposits........................          95
  Accrued expenses.........................         513
  Current portion of long-term debt........         272
                                                 ______

Total Current Liabilities..................       2,246

Long-Term Debt, less current portion.......         765

Deferred taxes on income...................         415

Stockholders' Equity:
  Common stock, par value $.025 per share:
   Authorized, 4,000,000 shares
   Issued, 3,436,513 shares................          86
  Paid-in capital..........................         320
  Retained earnings........................       2,170
                                                 ______

                                                  2,576

  Treasury stock, 331,100 shares at cost...        (97)
                                                 ______

Total Stockholders' Equity.................       2,479

Total Liabilities and
 Stockholders' Equity......................      $5,905
                                                 ______
                                                 ______




The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                      WEB PRESS CORPORATION

              Consolidated Statements of Operations

       For the three and nine months ending September 30, (Dollars in Thousands Except Earnings Per Share)

                             THREE MONTHS        NINE MONTHS
                             ____________        ___________
                            1997       1996     1997      1996
                            ____       ____     ____      ____

Sales.................... $1,960      $2,054  $5,360    $5,008

Cost of sales............  1,460       1,472   4,045     3,640
                          ______      ______  ______    ______
                             500         582   1,315     1,368

Selling, general and
  administrative
  expenses...............    282         366     942     1,013
                          ______      ______  ______    ______
                             218         216     373       355

Interest expense.........     78          51     182       150
                          ______      ______  ______    ______

Earnings before taxes....    140         165     191       205

Taxes on income..........     48          56      65        70
                          ______      ______  ______    ______

Net earnings ............ $   92      $  109  $  126    $  135
                          ______      ______  ______    ______
                          ______      ______  ______    ______

Earnings per share....... $  .03      $  .03  $  .04    $  .04
                          ______      ______  ______    ______
                          ______      ______  ______    ______


The above figures are unaudited. The accompanying notes are an integral part of these statements of earnings.

                     WEB PRESS CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the nine months ending September 30,
                     (Dollars in Thousands)

                                           1997   1996
                                           ____   ____

Cash flows from operating activities:
  Net earnings.......................... $  126  $  135
  Adjustments to reconcile net
  earnings to net cash provided
  by operating activities:
    Depreciation and amortization.......    158     163
    Provision for losses on accounts
      receivable........................     (7)      9
    Deferred taxes on income............     65      69
    Inventory valuation reserve.........     42      21
    Retirement of plant assets..........      1       1
    Increase (Decrease) in cash from
    changes in operating accounts:

      Accounts receivable...............     (1)    212
      Inventory.........................   (166)   (426)
      Prepaid expenses..................    (21)     (9)
      Accounts payable..................    (26)    225
      Customer deposits.................   (447)     12
      Accrued expenses..................   (300)   (197)
      Income taxes payable..............    (38)
                                          _____   _____
      Total adjustments                    (740)     80
                                          _____   _____

    Net cash provided(Used)by operating
      activities........................   (614)    215

Cash flows from investing activities:
  Capital expenditures..................   (205)    (70)
                                          _____   _____

Cash Flows from financing activities
  Proceeds from issuance of long-term
    debt................................  1,111
  Payments on long-term debt............ (1,044)   (277)
  Net borrowings under line of credit...    752    (292)
  Promissory notes......................            300
                                         ______   _____

  Net cash provided (used) by
    financing activities................    819    (269)
                                         ______   _____

Net increase (decrease) in cash.........      0    (124)

Cash at beginning of period.............      6     126
                                         ______  ______
Cash at end of period................... $    6  $    2
                                         ______  ______
                                         ______  ______

Supplemental disclosures of cash
  flow information:

  Cash was paid during the year for:
  Interest.............................   $164    $172
  Taxes................................     57


The above figures are unaudited. The accompanying notes are an integral part of these statements of cash flows.

                      WEB PRESS CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1997

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

Inventories were classified as follows:

                                     (Dollars in Thousands)
                                       September 30, 1997
                                       __________________

    Raw materials and parts
    (including subassemblies).....          $1,121
    Work-in-progress..............             899
    Finished goods................           1,284
    Used equipment................             277
                                            ______

                                            $3,581
                                            ______
                                            ______


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

Note 2 - Financing:

The Company has a line of credit with a commercial bank for borrowing up to $700 thousand. The interest rate charged is 2 percent above the bank's prime rate. Borrowings against this line were $326 thousand on September 30, 1997. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.

The Company has a second line of credit with the bank for borrowing up to an additional $1 million to manufacture equipment for export. The loan is a revolving line of credit based on a series of transactions backed by letter of credit orders acceptable to the bank. The interest rate charged is 1.5 percent above the bank's prime rate. Borrowings against this line were $525 thousand on September 30, 1997. The line is secured by an "export working capital guarantee" from the Small Business Administration.

Long-term debt consists of the following:

                                        (Dollars in Thousands)
                                          September 30, 1997
                                          __________________

Term note, 2% above prime rate,
due in monthly installments of $24,948
including interest.  Final payment
due in February, 2000......................   $  857

Note payable for equipment, 9.3%,
due in monthly installments of
$2,198 including interest.  Final
payment due in March, 2004.................      128

Note payable for equipment and
leasehold improvements, 12%, due
in monthly installments of $2,262
including interest.  Final payment
due in October, 1998.......................       27

Note payable for equipment, 10%,
due in monthly installments of
$1,039 including interest.  Final
payment due in November, 1998..............       13

Note payable for equipment, 8.23%,
due in monthly installments of
$277 including interest.  Final
payment due in December, 2001..............       12
                                              ______

                                               1,037

Less current portion.......................      272
                                              ______

                                              $  765
                                              ______
                                              ______

Equipment with original cost of $680 thousand is pledged as collateral under the notes payable for equipment and the equipment purchase contracts.

Note 3 - Common Stock:

The Company's Stock Option Plan permits issuance of stock options to key employees at prices not less than 100% of market price at the date of grant. An aggregate of 600,000 shares of common stock is reserved in connection with this Plan. As of September 30, 1997, no options had been granted under this Plan.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Operating Results
_________________

Sales for the third quarter of 1997 were $1.960 million, a decrease of $94 thousand from 1996 third quarter sales of $2.054 million. Sales for the first nine months of 1997 were $5.360 million, an increase of $352 thousand from 1996 third quarter sales of $5.008 million. New equipment sales in 1997 were $1.424 million in the third quarter and $4.152 million for the first nine months, compared with 1996 sales of $1.622 million in the third quarter and $4.103 million for the first nine months. Service and parts sales in 1997 increased 77 percent in the third quarter and 49 percent for the first nine months, compared with the same periods in 1996. For the first nine months international sales, as a percentage of total sales, were 74 percent in 1997 and 60 percent in 1996.

Cost of sales, as a percentage of sales, increased to 75 percent in the third quarter of 1997, compared with 72 percent in the third quarter of 1996. For the first nine months it was 75 percent in 1997 and 72 percent in 1996. The increase was the result of the company selling a used press for a $48 thousand loss in the third quarter of 1997; writing down the book value of certain other used presses by $44 thousand; and accepting a new equipment sale in the second quarter of 1997 which had a lower than normal profit margin.

Selling, general and administrative expenses for the third quarter of 1997 were 23 percent lower than they were for the same period in 1996. For the first nine months of 1997 they were 7 percent below 1996 expenses for the same period. The decrease was the result of lower promotional expenses, insurance fees, sales commissions, and payroll costs. Expenses in 1996 included a performance bonus accrual of $29 thousand for the general manager. Professional service fees and bank charges were slightly higher in 1997. Most other selling, general and administrative expenses did not change significantly.

Interest expense was $78 thousand in the third quarter and $182 thousand for the first nine months of 1997, compared with $51 thousand and $150 thousand for the respective periods in 1996. The average interest rate on the Company's short-term borrowings from the bank in 1997 were 10.3 percent for both the third quarter and the first nine months, compared with 10.8 percent for the respective periods in 1996. Average short-term borrowings from the bank in 1997 were $928 thousand in the third quarter and $712 thousand for the first nine months, compared with $622 thousand and $566 thousand for the corresponding periods in 1996.

Net earnings in the third quarter were $92 thousand in 1997, compared with net earnings of $109 thousand in the third quarter of 1996. For the nine-month period, net earnings were $126 thousand in 1997 and $135 thousand in 1996.

The Company's operating results for the first nine months of 1997 are not necessarily indicative of results to be expected for the full year, particularly because of the high value of each order for the Company's equipment and their irregular timing. The Company expects 1997 sales and earnings to exceed those of 1996.

Liquidity
_________

On September 30, 1997, working capital was $3.064 million, an increase of $612 thousand from September 30, 1996 working capital of $2.452 million. The reason for the increase in working capital was the repayment in February 1997 of term debt to a bank that was included in current liabilities on September 30, 1996. Term debt to the bank included in current liabilities was $220 thousand on September 30, 1997, compared with $854 thousand on September 30, 1996.

For the first nine months of 1997, cash used by operations was $614 thousand. Increased inventories, lower customer deposits and accrued expenses, and the payment of taxes all used cash.

The higher inventories was the result of a $277 thousand increase in work-in-progress. Partially offsetting the increase in work-in-progress were lower used equipment inventories, which have declined by $140 thousand. Part of that decline is the result of the Company writing down the book value of certain used presses. Raw materials and finished goods inventories did not change significantly.

Funds provided by operations are the Company's primary source of liquidity. In addition, the Company uses short-term debt under two separate revolving lines of credit with a commercial bank to finance fluctuating working capital requirements. On September 30, 1997, the Company had additional borrowing capacity of $374 thousand from its operating line of credit and $475 thousand from its export working capital line of credit.

Capital Resources
_________________

Long-term debt and deferred income taxes (net of deferred tax assets), as a percentage of total capitalization was 29 percent on September 30, 1997. The Company believes that its borrowing capacity is sufficient to provide for orderly growth.

New Directors
_____________

In August 1997, the Company's board of directors was increased from three members to seven. The new board members are Rollie Mercer, Alan White, Roy Thompson and Edwin Beierlorzer. They are all shareholders of the Corporation and employees of the Company.

Item 6.  Exhibits and Reports on Form 8-K
_________________________________________

(a) Reports on Form 8-K -- There are no reports on Form 8-K filed for the three months ending September 30, 1997.


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



                                              WEB PRESS CORPORATION
                                    _______________________________
                                                        (Registrant)


November 3, 1997                    /s/ Gary B. Palmer
________________                    _______________________________
Date                                Gary B. Palmer, President


November 3, 1997                    /s/ Craig L. Mathison
________________                    _______________________________
Date                                Craig L. Mathison
                                    Secretary/Treasurer
                                   (Principal Accounting Officer)