Form 10KSB
period 1997-12-31
WEB PRESS CORP
filed 1998-03-24
CIK 105183

F O R M  10 - KSB

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

(Mark One)

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934     (FEE REQUIRED)
                                                ______________

For the fiscal year ended     December 31, 1997
                         _______________________________

                               OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT OF 1934                     (NO FEE REQUIRED)
                                              _________________

For the transition period from  ______________ to _______________

Commission file number   O-7267
                       __________

                      WEB PRESS CORPORATION
_________________________________________________________________

Washington                                   91-0851298
_______________________________              ________________
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)

22023 68th Avenue South, Kent, Washington        98032
_________________________________________     _____________
(Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (253) 395-3343
                                                   ______________

Securities Registered Pursuant to 12(b) of the Act:

Title of each class     Name of each exchange on which registered

None
____                    _________________________________________

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.025
_________________________________________________________________
                         (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or such shorter period that the registrant was
required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    _____   ______

All reports during the preceding 12 months have been filed.

State issuer's revenues for its most recent fiscal year....$9,822,433.

As of March 5, 1998, 3,105,413 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing bid price provided by the National Quotation Bureau, Inc.) held by non-affiliates was approximately $418 thousand.

Documents incorporated by reference:  Exhibits as described in
Part III, Item 13.

                      WEB PRESS CORPORATION

        TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-KSB

ITEM      DESCRIPTION                                    PAGE
____      ___________                                    ____

                             PART I

 1.       BUSINESS........................................ 4
 2.       PROPERTIES...................................... 7
 3.       LEGAL PROCEEDINGS............................... 7
 4.       SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS................................ 7

                             PART II

 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK
          AND RELATED SECURITY HOLDER MATTERS............. 8
 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS... 8
 7        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....13
 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE..........13

                            PART III

 9.       DIRECTORS AND EXECUTIVE OFFICERS
          OF REGISTRANT...................................14
10.       EXECUTIVE COMPENSATION..........................16
11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT...........................17
12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..19
13.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K.........................19

                  ANNUAL REPORT ON FORM 10-KSB
                      WEB PRESS CORPORATION
                             PART I


ITEM 1.   BUSINESS

(A)  General Development of Business

Web Press Corporation (herein referred to as "Web" or "Company") was founded in late 1967 under the name "Web Press Aid" as a sole proprietorship. The company was incorporated in November, 1969 under the laws of the State of Washington. Initially, the Company was involved primarily in the rebuilding and repair of web-fed printing presses and related equipment. Shortly after incorporation, the Company undertook the development of a line of printing press equipment of its own design. During 1972, the Company commenced production of this equipment. While the manufacture of new equipment is now the Company's primary business, it continues to deal in rebuilt and used equipment as an adjunct to its new press sales. The Company also sells parts and service for its new equipment. The sale of new and used presses accounted for approximately 83% and 2%, respectively, of the Company's revenues in 1997. The Company's presses are primarily designed to print on absorbent paper such as newsprint. Products produced by the presses are newspapers (both broadsheet and tabloid sizes), shoppers, advertising inserts, and paperback books.

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

(B)  Financial Information About Segments

See Note 7 of Notes to Consolidated Financial Statements for information about the Company's operations by segment and geographic area for the years ended December 31, 1997 and 1996.

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

Web Press Corporation maintains an ongoing program of product development and improvement. This program consists primarily of technical improvements and supplementary developments which have produced features and capabilities that management believes will result in competitive marketing advantages for Web's product line. In 1997, $292 thousand was expended for research and development compared to $282 thousand in 1996.

Total employment of 50 persons as of December 31, 1997 compares with approximately 54 at December 31, 1996.

Substantially all of the Company's operations are run by electri cal energy purchased from a local utility. The Company has not experienced energy shortages and does not anticipate any difficulties in the foreseeable future. Extended shortages of energy would have an adverse impact on the Company.

Compliance with federal, state and local environmental protection laws during 1997 had no material effect upon capital expenditures, earnings, or the competitive position of Web Press
Corporation.

The Company's computer software systems consist primarily of programs written for the Company. Certain of these programs will need to be upgraded prior to the turn of the century to process date sensitive items where the year is entered "00" for the year 2000. The Company has determined which programs will need to be upgraded and held discussions with outside software vendors and programmers familiar with the Company's computer software programs. Based on their advice, the Company does not believe upgrading its current computer software programs to recognize the year 2000 will present the Company with any significant problems. The Company intends to test and make the necessary upgrades in 1998. The cost of upgrading the Company's computer software programs should be immaterial to the financial statements.

(D)  Foreign Operations

The Company's foreign operations consist entirely of export sales and related services originating at its facilities within the United States. Export sales accounted for 56.7% of total sales in 1997 and 62.3% in 1996. Further financial information relating to foreign operations for the two years ended December 31, 1997, is set forth in Note 7 (Segment Information) of the Notes to Consolidated Financial Statements.

ITEM 2.   PROPERTIES

OFFICE AND MANUFACTURING FACILITIES. The Company presently occupies approximately 49,000 square feet of leased office and manufacturing space at 22023 68th Avenue South, Kent, Washington. The term of the lease is ten years, commencing six months from the date of occupancy by the Company in May 1988, with two five-year renewal options. There was no rent for the first six months after the Company occupied the premises. In addition, the lease required the lessor to finance $150,000 of leasehold improvements and other costs incurred by the Company. The total monthly payment, including amortization of the $150,000 financed, is $14,451. The Company notified the lessor in September, 1997 that it would exercise the first extension option of the lease, covering a period of five years through October, 2003. The new monthly rental payment will be $16,155, commencing in November, 1998.

The Company has arrangements for small offices for each of its three salesmen who are located in Burlington, Vermont; Blue
Springs, Missouri and Charlotte, North Carolina.

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

The following table sets forth the high and low bid quotations per share for the Company's common stock for the periods indicated. These figures were provided by the National Quotation
Bureau, LLC, and may reflect inter-dealer prices, without retail mark-up, mark-down or commission. They do not necessarily represent actual transactions.

                        1997                         1996
                        ____                         ____

  Quarter            High    Low                 High      Low
  _______            ____    ___                 ____      ___

  First             $.375   $.375               $.375     $.3125
  Second             .375    .1875               .4375     .375
  Third              .1825   .15                 .4375     .375
  Fourth             .25     .17                 .375      .375

The Company has paid no dividends during the two years ended
December 31, 1997.

(B)  Approximate Number of Holders of Common Stock

The number of holders of record for the Company's common stock as of March 5, 1998 was 548.


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

OPERATING RESULTS
_________________

                     1997 Compared with 1996
                     _______________________

Sales grew 48.4 percent in 1997 to $9.822 million from 1996 sales of $6.617 million. Most of the growth was in new equipment sales, which increased $2.709 million in 1997 from 1996. New equipment sales were 83.2 percent of total sales in 1997, compared to 82.5 percent in 1996. Domestic sales of new equipment in 1997 were $2.908 million, an increase of 84.5 percent from 1996. The increase included a significantly higher than normal amount of auxiliary equipment. Domestic customers continued to purchase smaller press configurations than international customers. International sales of new equipment continued to grow in 1997, increasing 35.4 percent from 1996 to $5.263 million--53.6 percent of total sales. The Company had major sales to customers in Ireland, Greece, Romania, Germany and Argentina. Parts and used equipment sales in 1997 grew too, increasing $454 thousand and $43 thousand from 1996, respectively.

The gross profit margin on sales declined to 22.3 percent in 1997, from 26.9 percent in 1996. The primary reason for the lower gross profit margin was a decrease in the average gross profit percentage for new equipment to 27.9 percent in 1997 from
33.2 percent in 1996. The higher than normal amount of auxiliary equipment sold in 1997, on which the Company only makes a nominal gross profit, caused much of the decline. The gross profit percentage for new equipment in 1997 would have been 31.1 percent if it had not included the auxiliary equipment. In 1997, used equipment was sold for a total gross loss of $94 thousand, compared to a gross profit of $59 thousand in 1996. Cost of sales in 1997 included a write-down of $57 thousand for obsolete parts and certain used equipment, compared to a write-down of $80 thousand in 1996. The gross profit margin on parts increased 7.2 percent in 1997 due to higher selling prices.

Selling, general and administrative expenses declined by $387 thousand in 1997 from 1996. Expenses in 1996 included a $400 separation payment due the former president/general manager of the Company. Selling expenses increased 7.2 percent in 1997. Incentive compensation increased $44 thousand in 1997 due to higher sales and promotional and travel expenses were $31 thousand higher. Excluding the $400 thousand separation payment, general and administrative expenses decreased 6.3 percent in 1997 compared to 1996. Compensation expense in 1997 was lower by $92 thousand. This saving was partially offset by higher bank fees and accrued termination costs. Most other selling, general and administrative expenses did not change significantly.

Interest expense increased 18.7 percent in 1997 from 1996. In 1997, average short-term borrowings from the bank were $683 thousand, compared to $531 thousand in 1996. The average interest rates on all of the Company's short-term borrowings from the bank were 10.3 percent in 1997 and 10.8 percent in 1996. Higher de-ferred earnings in the DISC, on which the Company must pay interest, also contributed to the increase in interest expense in 1997.

In 1997, the Company had an operating profit of $542 thousand, before federal income tax expense of $187 thousand. The Company had an operating loss of $220 thousand in 1996, before a tax benefit of $76 thousand. In 1996, the Company would have had a $180 thousand pre-tax profit had it not been for the $400 thousand separaton expense. Net earnings for the year were $355 thousand in 1997, compared to a net loss of $144 thousand in 1996. Higher sales in 1997 are the primary reason for the improvement in earnings.

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


                              1998
                              ____

Because of the high value of each order for the Company's equipment and the irregular timing of orders, projections for particular time periods are very difficult to make.

The strength of local economies is the primary determinant of revenues and, therefore, profits for the Company's customers. To the extent the economies of the cities our customers produce and sell newspapers and other products into remain strong in 1998, their advertising revenues should continue to grow. For 1998, economists are forecasting real domestic economic growth to be 2 percent to 2.4 percent. The Newspaper Association of America projects newspaper advertising to grow by 6.7 percent in 1998. The Company believes that continued strong advertising growth, well above the overall growth rate for the general economy, will help domestic sales of presses in 1998. However, excess printing capacity still exists, restraining demand and pricing for printing equpment. Other factors that should help sales in 1998 are an ample supply of low priced newsprint and that funds for capital equipment purchases are available at very favorable interest rates.

The economic problems in Asia resulted in postponement of several orders in 1997. It is highly unlikely that the Asian market will improve in 1998. The local economies of Western European countries are strong, Eastern European countries continue to grow economically and most economies in Central and South America have improved, too. The Company has prospects in all of these areas. Export sales should account for over 50 percent of the Company's business again in 1998.

In June 1998, the Company will show for the first time a new 4+4 perfecting unit at the NEXPOr98 trade show in Orlando, Florida. The new module, called a "QUAD-STACK," will be sold as part of the Atlas product line. It has several unique features--most notable being its inimitable compact size for a 4+4 perfecting unit. The compact size will allow pressmen to operate the press from a ground floor platform. Initially, two models of the QUAD-STACK will be available.

In March 1998, the Company installed a new AWEA CNC vertical machining center in its plant. The new machine will increase capacity, reduce production time, and allow the Company to continue its cost reduction program. The AWEA joins two additional new CNC machine tools the Company purchased in 1997. The new machines will insure that our products are produced to the highest engineering standards, at an economical cost.

LIQUIDITY
_________

Net working capital was $3.285 million and the current ratio was 2:1 on December 31, 1997. Changes in working capital components include an increase in accounts receivable of $2.027 million; a reduction in total inventories of $650 thousand; an increase in accrued expenses of $495 thousand; lower customer deposits of $348 thousand; a net increase in deferred taxes of $224 thousand; and a federal tax refund of $111 thousand. Net cash used by operations was $453 thousand in 1997.

Most of the decrease in inventories was in finished goods, which were $522 thousand lower in 1997 than in 1996. Used equipment inventories and work-in-progress were reduced by $172 thousand and $111 thousand, respectively. Raw materials and parts inventories were up slightly in 1997.

Funds provided by operations are the Company's primary source of liquidity. In addition, the Company uses short-term debt from two separate revolving lines of credit with a commercial bank to finance flutuating working capital requirements. On December 31, 1997, the Company had additional borrowing capacity of $176 thousand from its operating line of credit and $752 thousand from its export working capital line of credit.

In February 1998, the bank renewed the Company's operating line of credit through April 15, 1999, and increased the borrowing limit by $500 thousand to $1.2 million.

The Company and the bank currently have an application pending with the U.S. Export-Import Bank for a working capital guarantee. The guarantee would support an additional revolving line of credit with the bank for borrowing up to $1 million to be used to manufacture equipment for export. The new loan would have more flexible terms than the export working capital line that expired in February 1998.

CAPITAL RESOURCES
_________________

Total assets increased by $1.309 million in 1997. Stockholder's equity increased by $355 thousand; working capital increased by $1.031 million; non-current deferred income taxes increased by $23 thousand; and long-term debt increased by $643 thousand.

Long-term financing in the form of secured notes are used to acquire manufacturing equipment. The Company incurred $1.111 million of new debt in 1997. Most of the proceeds were used to retire term debt with another bank. The Company made payments of $1.109 million on its long-term debt in 1997.

In February 1998, the Company secured a second term note from the bank for $420,700 to purchase a new machine tool. Monthly payments will be $6,794, with a final payment of $156 thousand due in February 2003.

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

ITEM 8.   CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                            PART III
                            ________


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are:

Name                Position                          Age
____                ________                          ___

G. B. Palmer        President and Director             49


E. P. Beierlorzer   Vice President of Engineering      58
                    and Director

R. G. Mercer        Vice President of Manufacturing    56
                    and Director

R. B. Thompson      Vice President of Technical        57
                    Services and Director

A. W. White         Vice President of Purchasing       43
                    and Director

R. M. Sprague       Director                           58

P. F. Dunn          Director                           49

C. L. Mathison      Secretary/Treasurer                55

C. A. Gath          Vice President of Sales            57


There are no family relationships between any directors or executive officers of the registrant. Officers are appointed by the Board of Directors and serve at its will or until they resign.

BUSINESS EXPERIENCE:

G. B. Palmer
____________

Mr. Palmer has been president and a director of the Company since December 1996. He has served as the Company's director of manufacturing from August 1990 to December 1996 and has been employed by the Company since 1986. Prior to joining the Company, he was director of manufacturing of Pacific Hoe
Corporation. He is a metallurgical engineer.

E. P. Beierlorzer
_________________

Mr. Beierlorzer rejoined the Company as director of engineering in June 1997. He was elected to the board of directors at that time and appointed vice president of engineering in November 1997. From July 1996 to June 1997, he was a consultant. Mr. Beierlorzer was chief engineer with the Ecopak division of Ranpak Corporation from August 1992 to June 1996. From March 1984 to August 1992, he was director of engineering for the Company. He holds four patents for equipment design.

R. G. Mercer
____________

Mr. Mercer has worked for the Company in manufacturing since 1972. He was elected to the board of directors in June 1997 and appointed vice president of manufacturing in November 1997. He was director of manufacturing from December 1996 to November 1997. From August 1990 to December 1996, he was production manager.

R. B. Thompson
______________

Mr. Thompson has worked for the Company in technical services since 1970. He was elected to the board of directors in June 1997 and appointed vice president of technical services in November 1997. He was customer service manager from October 1985 to November 1997.

A. W. White
___________

Mr. White has worked for the Company in purchasing since 1976.
He was elected to the board of directors in June 1997 and appointed vice president of purchasing in November 1997. He has been the Company's purchasing manager for 21 years.

R. M. Sprague
_____________

Mr. Sprague has been a director of the Company since January 1997. He is the founder and owner of Sprague Metal Company, a manufacturer of specialty sheet metal products. He founded the company in 1974 and has been employed in the metal trades business for over 30 years.

P. F. Dunn
__________

Mr. Dunn has been a director of the Company since February 1997.
He has been employed by the Boeing Company in various financial positions since 1973. He currently is tax manager for the the State and Local Division.

C. L. Mathison
______________

Mr. Mathison has been secretary/treasurer of the Company since
January 1997.  He has served as the Company's controller since
October 1979. Prior to joining the Company, he was assistant controller of Bayliner Marine Corporation.

C. A. Gath
__________

Prior to joining the Company as vice president of sales in May of 1985, Mr. Gath was manager of South and Western Operations in the Cheshire Division of Xerox Corporation, a manufacturer of addressing and labeling equipment. He started with that division in 1976 as a sales representative and progressed through several management positions in sales and marketing.


401(K) PLAN:

Effective January 1, 1988, the Company established a 401(K) plan under the Internal Revenue Service Regulations. Employees are eligible to participate after one year of service. Plan participants self-direct their investments choosing from five options sponsored by Merrill Lynch. An employee who elects to participate may contribute in a year up to the lower of 15% of gross pay or the dollar limit under the regulations, which in 1997 was $9,500. The Company contributes a matching amount of 10% of the first $1,000 contributed by an employee in a year.
In addition, the Company may make a discretionary matching contribution. The total amount is determined by the Company's Board of Directors and allocated to the participants based on their contributions. There were no discretionary contributions in 1997 and 1996.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate total cash compensation accrued during the fiscal years ended December 31, 1997, 1996, and 1995 for the chief executive officer of the Company.

                       Annual Compensation
                       ___________________

                                           Long-Term    All Other
Name/Principal           Salary    Bonus  Compensation Compensation
   Position       Year     ($)      ($)        $            $
______________    ____   _______   _____  ____________ ____________

G. B. Palmer      1997    65,614     0         0            0
President/        1996    55,000     0         0            0
General Manager/
Director (Effective December 20, 1996)

W. R. Marcouiller 1996   168,301   25,763      0         400,000 (1)
President/General 1995   164,145   64,416      0            0
Manager/Director (Retired December 20, 1996)

(1) On December 20, 1996, Mr. Marcouiller retired as president/general manager of the Company and resigned as a director of the Company. His employment agreement with the Company stipulated that a payment of $400 thousand would be due him upon termination of his employment. That amount is included in All Other Compensation.

The Compensation Committee has established an incentive plan for the Company's president. Effective June 1, 1997, the president's base salary is $72,500 per year. The president is to receive a bonus of 5% of the Company's pre-tax earnings in excess of $600 thousand, plus .5% of gross sales in excess of $11 million. No bonus was earned in 1997.

The registrant and Mr. Marcouiller entered into a separation agreement on March 5, 1997. Under terms of the agreement, the Company is to pay Mr. Marcouiller a performance bonus of 12.5% of the pre-tax earnings of the Company for the six month period ending June 30, 1997. That bonus was $7,230.

The vice president of sales is paid commissions equal to 1% of firm orders accepted. The remainder of the officers and directors are under no formal compensation agreements.

During 1997, there were no options outstanding under the Company's Stock Option Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth as of February 27, 1998, information with respect to the beneficial ownership of common stock of the Company by each person who is known by the Company to have owned beneficially more than 5% of the Company's common stock, by each of its officers and directors, and by its officers and directors as a group:

                                                       Percent
Name and Address               Shares Owned            Of Class
________________               ____________            ________

Alan W. White                    551,400                17.76%
4702 Fremont Ave. N.
Seattle, WA  98103

Rolynn G. Mercer                 520,667 (1)            16.77%
14409 - 151 Pl. SE
Renton, WA  98056

Roy B. Thompson                  513,000 (2)            16.52%
3901 NE 22
Renton, WA  98056

Gary B. Palmer                   264,833                 8.53%
285 Mt. Rainier Pl.
Issaquah, WA  98027

Edwin P. Beierlorzer             256,500                 8.26%
4714 - 161 Ave. SE
Bellevue, WA  98006

William F. Carmody               155,800 (3)             5.02%
10826 Auburn Ave. S
Seattle, WA  98178

Rufus M. Sprague                  63,200                 2.04%
417 Milwaukee Blvd. N.
Pacific, WA  98047

Charles A. Gath                    6,000 (4)              .19%
640 Jasmine Pl. N.W.
Issaquah, WA  98027

Patrick F. Dunn                     -0-                    *
9768 Waters Ave. S
Seattle, WA  98118

Craig L. Mathison                   -0-                    *
4504 SW Director Pl.
Seattle, WA  98136

All Directors and Officers
 as a Group (9 persons)        2,175,600                70.06%

*  Less than 1%

(1)  Includes 73,894 shares owned by Mr. Mercer's wife.

(2)  Includes 54,605 shares owned by Mr. Thompson's wife.

(3) Includes 800 shares held as custodian for Mr. Carmody's child as to which he disclaims beneficial ownership.

(4) Includes 1,000 shares held as custodian for Mr. Gath's grandchild as to which he disclaims beneficial ownership.

Except as noted, each person named in the table is believed to have sole voting and investment power over the shares owned.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No officer, director, nominee or associate of any officer, director, or nominee was indebted to the Company in an amount in excess of $60,000 at any time during the fiscal year ended
December 31, 1997.

R. M. Sprague, a director of the Company and owner of Sprague Metal Company, has an ongoing relationship with the Company as a supplier of sheet metal products and other miscellaneous parts. This relationship is expected to continue in the future. During the fiscal year ended December 31, 1997, the Company purchased parts costing $147,010 from the Sprague Metal Company. The Company's management negotiates purchase orders and prices for the items purchased. Management believes the prices paid are competitive with other sources.

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


(a) (3) The following exhibits are incorporated herein by reference:

  (3)  Articles of Incorporation and by-laws.  Exhibit 1 to
       Registrant's Form 10-K for the year ended December 31,
       1980, File No. 0-7267.

 (10)                        Material Contracts

       (10a) Exhibit 3 to Registrant's Form 10-K for the year ended December 31, 1980, File No. 0-7267 being
               Web Press Corporation's Company Stock Option
               Plan.

       (10b) being the lease for the Company's facilities between Web Press Corporation (lessee) and
               William J. Bennett (lessor) dated October 16,
               1987.

       (10c) being the Promissory Note for term financing between Web Press Corporation and Washington
               First International Bank dated February 3, 1997.

       The following exhibits are filed herewith:

       (10d)  being the Business Loan Agreement between Web
               Press Corporation and Washington First
               International Bank dated February 17, 1998.

       (10e) being the Promissory Note for term financing between Web Press Corporation and Washington
               First International Bank dated February 18,
               1998.


(22)  Subsidiaries of Registrant

 (b)   Report on Form 8-K

      There have been no reports on Form 8-K filed during the three months ended December 31, 1997.


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WEB PRESS CORPORATION


March 20, 1998               By:   _____________________
                                   Gary B. Palmer
                                   President and Chairman
                                   of the Board


March 20, 1998               By:   _____________________
                                   Craig L. Mathison
                                   Secretary/Treasurer
                                   (Principal Accounting
                                    Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

____________________                            March 20, 1998
Gary B. Palmer
President and Chairman
of the Board


____________________                            March 20, 1998
Edwin P. Beierlorzer
Vice President of Engineering
and Director


____________________                            March 20, 1998
Rolynn G. Mercer
Vice President of Manufacturing
and Director


____________________                            March 20, 1998
Roy B. Thompson
Vice President of Technical Services
and Director


____________________                            March 20, 1998
Alan W. White
Vice President of Purchasing
and Director


____________________                            March 20, 1998
Rufus M. Sprague
Director


____________________                            March 20, 1998
Patrick F. Dunn
Director

                      WEB PRESS CORPORATION
                           FORM 10-KSB
                   ITEMS 7, 13(a) (1) AND (2)
                  INDEX OF FINANCIAL STATEMENTS


     The following financial statements of the registrant and its subsidiary required to be included in Item 7 are listed below:

                                                          Page
                                                          ____

Consolidated Financial Statements:
  Independent Auditors' Report............................  23
  Balance Sheet as of December 31, 1997...................  24
  Statements of Operations for each of the two
    years in the period ended December 31, 1997...........  26
  Statements of Stockholders' Equity for each of
    the two years in the period ended December 31, 1997... 27 Statements of Cash Flows for each of the two years in the period ended December 31, 1997...........  28
  Notes to Consolidated Financial Statements..............  30

       Report of Independent Certified Public Accountants






Board of Directors and Stockholders
Web Press Corporation
Kent, Washington


We have audited the accompanying consolidated balance sheet of Web Press Corporation (a Washington corporation) and Subsidiary as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Web Press Corporation and Subsidiary as of December 31, 1997, and the consolidated results of their operations and their consolidated cash flows for the years ended
December 31, 1997 and 1996, in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP

Grant Thornton LLP
Seattle, Washington
March 10, 1998

                      WEB PRESS CORPORATION

                   CONSOLIDATED BALANCE SHEET
                     (Dollars in Thousands)


ASSETS                                        December 31, 1997
                                              _________________

Current Assets:
Cash.........................................      $    6
Accounts receivable, less allowance for
  doubtful accounts of $4 (Note 3)...........       3,473
Inventories (Notes 2 and 3)..................       2,750
Refundable income taxes (Note 4).............         111
Deposits.....................................         107
Deferred tax assets (Note 4).................          38
Prepaid expenses.............................          38
                                                   ______

Total Current Assets.........................       6,523

Machinery and Leasehold Improvements,
  at cost (Notes 2 and 3):
 Machinery and equipment.....................       3,132
 Leasehold improvements......................         195
                                                   ______
                                                    3,327

 Less accumulated depreciation
  and amortization...........................       2,770
                                                   ______

Machinery and Leasehold Improvements (Net)...         557
                                                   ______

Total Assets.................................      $7,080
                                                   ______
                                                   ______



The accompanying notes are an integral part of the Consolidated
Financial Statements.

                      WEB PRESS CORPORATION

                   CONSOLIDATED BALANCE SHEET
                     (Dollars in Thousands)


LIABILITIES AND STOCKHOLDERS'                  December 31, 1997
EQUITY                                         _________________

Current Liabilities:
Note payable to bank (Note 3)...............       $  772
Accounts payable............................          688
Customer deposits...........................          194
Accrued expenses............................        1,308
Current portion of long-term debt...........          276
                                                   ______

Total Current Liabilities...................        3,238

Long-Term Debt, less current
  portion (Note 3)..........................          696

Deferred tax liabilities (Note 4)...........          438

Commitments (Note 6)

Stockholders' Equity (Note 5):
  Common stock, par value $.025
  per share:
    Authorized, 4,000,000 shares
    Issued, 3,436,513 shares                           86
  Paid-in capital..........................           320
  Retained earnings........................         2,399
                                                   ______
                                                    2,805

  Treasury stock, 331,100 shares
    at cost................................           (97)
                                                   ______

Total Stockholders' Equity.................         2,708
                                                   ______

Total Liabilities and Stockholders' Equity.        $7,080
                                                   ______
                                                   ______


The accompanying notes are an integral part of the Consolidated
Financial Statements.

                      WEB PRESS CORPORATION

              CONSOLIDATED STATEMENTS OF OPERATIONS
          (Dollars in Thousands Except Per Share Data)


                                         Year Ended December 31,
                                         _______________________
                                             1997      1996
                                             ____      ____

    Sales (Note 7)......................   $9,822    $6,617
    Cost of Sales.......................    7,629     4,836
                                           ______    ______
                                            2,193     1,781

    Selling, general and
      administrative expenses (Note 6)..    1,418     1,805
                                           ______    ______
                                              775       (24)

    Other income........................        7         7
    Interest expense....................     (240)     (203)
                                           ______    ______

                                             (233)     (196)
                                           ______    ______

    Earnings (loss) before taxes
      (benefit).........................      542      (220)

    Taxes (benefit) on earnings
      (loss)(Note 4)....................      187       (76)
                                           ______    ______

    Net earnings (loss).................   $  355    $ (144)
                                           ______    ______
                                           ______    ______

    Net earnings (loss) per share.......     $.11     $(.05)
                                             ____     _____
                                             ____     _____


The accompanying notes are an integral part of the Consolidated
Financial Statements.

                                         WEB PRESS CORPORATION

                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               (Dollars in Thousands)


                                 Common Stock        Treasury    Paid-in   Retained
                              __________________
                              Shares      Amount      Stock      Capital   Earnings
                              ______      ______     ________    _______   ________
Balance, January 31, 1996   3,436,513      $86        $97         $320     $2,188

Net loss for the year                                                       (144)
                            _________      ___        ___         ____     _____

Balance, December 31, 1996  3,436,513       86         97          320      2,044

Net earnings for the year                                                     355
                            _________      ___        ___         ____     ______

Balance, December 31, 1997  3,436,513      $86        $97         $320     $2,399
                            _________      ___        ___         ____     ______
                            _________      ___        ___         ____     ______


The accompanying notes are an integral part of the Consolidated Financial Statements.

                      WEB PRESS CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in Thousands)

                                        Year Ended December 31,
                                        _______________________

                                           1997       1996
                                           ____       ____

Cash flows from operating activities:
  Net earnings (loss)................... $  355     $ (144)
  Adjustments to reconcile net
  earnings (loss) to net cash
  provided (used) by operating
  activities:
     Depreciation and amortization......    211        218
     Provision for losses on accounts
       receivable.......................     (6)         3
     Inventory valuation reserve........     57         80
     Deferred taxes.....................    224       (114)
     Retirement of plant assets.........      2          1

  Increase (Decrease) in cash from
  changes in operating accounts:
     Accounts receivable................ (2,027)       527
     Refundable income taxes............   (111)
     Inventory..........................    650       (543)
     Deposits...........................   (107)
     Prepaid expenses...................     24          7
     Accounts payable...................    147        137
     Customer deposits..................   (348)       529
     Accrued expenses...................    495        156
     Income taxes payable...............    (38)        38
                                         ______     ______

     Total adjustments..................   (827)     1,039
                                         ______     ______

  Net cash provided (used) by operating
  activities                               (472)       895

Cash flows from investing activities:
  Capital expenditures..................   (222)       (92)
  Proceeds from retirement of plant
     assets.............................     19
                                         ______     ______

  Net cash used in investing activities.   (203)       (92)


(Continued on following page)

(Continued from previous page)

Cash Flows from financing activities:
  Proceeds from issuance of
     long-term debt....................   1,111         14
  Payments on long-term debt..........   (1,109)       (369)
  Net borrowings (payments) on line
      of credit........................     673        (568)
                                         ______      ______

  Net cash provided (used) by
     financing activities..............     675        (923)
                                         ______      ______

Net increase (decrease) in cash........       0        (120)

Cash at beginning of period............       6         126
                                         ______      ______
Cash at end of period..................  $    6      $    6
                                         ______      ______
                                         ______      ______

Supplemental disclosures of cash
  flow information:

Cash was paid during the year for:

  Interest                                 $215       $241
  Taxes                                     111



The accompanying notes are an integral part of the Consolidated
Financial Statements.

                      WEB PRESS CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                TWO YEARS ENDED DECEMBER 31, 1997


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

                                     (Dollars in Thousands)
                                             1997
                                             ____

     Raw materials and parts
     (including subassemblies)........      $1,224
     Work-in-progress.................         511
     Finished goods...................         770
     Used equipment...................         245
                                            ______

                                            $2,750
                                            ______
                                            ______


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

Research and development costs
______________________________

     Research and development costs are expensed as incurred.
Total research and development costs charged to operations during the years ended December 31, 1997 and 1996 were $292 thousand and $282 thousand, respectively.

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

Earnings (loss) per share
_________________________

     Earnings (loss) per share calculations are based on the weighted average number of shares outstanding. The weighted average number of shares outstanding was 3,105,413 in 1997 and 1996.

Estimates
_________

     The Company makes certain cost estimates when it records a press sale and uses other estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. All are reported in conformity with generally accepted accounting principles. Company management believes the basis for these estimates are accurately reflected in the financial statements; however, actual results may differ from estimated amounts.

Note 3 - Financing:

     On December 31, 1997, the Company had a financing facility with a commercial bank consisting of a term note and two separate revolving lines of credit.

     The term note is dated February 3, 1997, and was for $975 thousand. It requires the Company to make 48 monthly payments, with the first payment due March 3, 1997, and the final payment due February 3, 2001. The interest rate charged is 2 percent above the bank's prime rate. On December 31, 1997, the balance outstanding on the term note was $804 thousand, the interest rate was 10.5 percent, and the monthly payment was $24,948.

     The Company had a line of credit for borrowing up to $700 thousand that expired on February 3, 1998. On December 31, 1997, the balance owing on the line was $524 thousand. The interest rate charged is 2 percent above the bank's prime rate. The rate was 10.5 percent on December 31, 1997.

     In February 1998, the Company and the bank renewed the line of credit through April 15, 1999, and increased the borrowing limit to $1.2 million. The interest rate charged is 2 percent above the bank's prime rate.

     On December 31, 1997, the Company had a second line of credit with the bank for borrowing up to an additional $1 million to manufacture equipment for export. The loan is a revolving line of credit based on a series of transactions backed by letter of credit orders acceptable to the bank. The interest rate charged is 1.5 percent above the bank's prime rate. Borrowings against this line were $248 thousand on December 31, 1997, and the interest rate charged was 10 percent. The line is secured by an "export working capital guarantee" from the Small Business Administration. The line expired on February 20, 1998.

     In February 1998, the Company secured a second term note from the bank for $420,700 to purchase a new machine tool. The loan is amortized over 7 years and the interest rate charged is 9 percent. The first payment was due on March 18, 1998, and is for interest only, to be followed by 59 monthly payments of $6,794. The final payment of $155,675 is due on February 18, 2003.

     Accounts receivable, firm orders in production, inventories and values in excess of the long-term financing on equipment are pledged as collateral.

Long-term debt consists of the following:

                                      (Dollars in Thousands)
                                         December 31, 1997
                                         _________________

Term note, 2% above prime rate,
due in monthly installments of $24,948
including interest.  Final payment
due February, 2001.......................        $804

Note payable for equipment, 9.3%,
due in monthly installments of $2,198
including interest.  Final payment due
in March, 2004............................        125

Note payable for equipment and leasehold
improvements, 12%, due in monthly install-
ments of $2,262 including interest.
Final payment due in October, 1998........         21

Note payable for equipment, 10%, due in
monthly installments of $1,039 including
interest.  Final payment due in
November, 1998............................         11

Note payable for equipment, 8.23%, due in
monthly installments of $277 including
interest.  Final payment due in December,
2001......................................         11
                                                 ____

                                                  972

Less current portion......................        276
                                                 ____

                                                 $696
                                                 ____
                                                 ____

     Equipment with an original cost of $200 thousand is pledged as collateral under the notes payable for equipment.

     Maturities of the long-term debt for the next five years are as follows:

                                (Dollars in Thousands)
          1998                           $276
          1999                            270
          2000                            300
          2001                             73
          2002                             33
          Thereafter                       20
                                         ____

                                         $972
                                         ____
                                         ____

     The estimated fair value of long-term debt approximates carrying value at December 31, 1997 and 1996, based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

Note 4 - Income Taxes:

     The taxes (benefit) on earnings (loss) consist of the
following:
                                   (Dollars in Thousands)
                                   Year Ended December 31,
                                   _______________________
                                      1997         1996
                                      ____         ____

Currently payable (refundable)        $(37)        $ 38
Deferred taxes (benefit)               224         (114)
                                      ____         ____

                                      $187         $(76)
                                      ____         ____
                                      ____         ____

     The taxes (benefit) on earnings (loss) differ from the
federal statutory rate as follows:
                                  (Dollars in Thousands)
                                  Year Ended December 31,
                                  _______________________
                                    1997          1996
                                    ____          ____

Taxes (benefit) at statutory rate   $184         $(75)
Permanent difference                   3            3
Prior year tax adjustment                           1
Other                                              (5)
                                    ____         ____
                                    $187         $(76)
                                    ____         ____
                                    ____         ____

     The components of deferred taxes included in the balance sheet as of December 31, 1997 are as follows:

                               (Dollars in Thousands)
                               ______________________

Current deferred tax assets:
  Gross margin on deferred sales..    $(246)
  Inventory valuation reserve.....      119
  Compensation payable............       56
  Tax loss carry forward..........       76
  Other...........................       33
                                      _____

                                      $  38
                                      _____
                                      _____

Non-current deferred tax liabilities:
  Deferred DISC income............    $407
  Excess tax depreciation.........      31
                                      ____

                                      $438
                                      ____
                                      ____

     The Company has a net operating loss carryforward of $76 thousand which expires in 2012.

Note 5 - Common Stock:

     The Company's Stock Option Plan permits issuance of stock options to key employees at prices not less than 100% of market price at the date of grant. An aggregate of 600,000 shares of common stock is reserved in connection with this Plan. As of December 31, 1997, no options have been granted under this Plan.

Note 6 - Commitments:

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

     The Company notified the lessor in September, 1997 that it would exercise the first extension option of the lease, covering a period of five years through October, 2003. The new monthly rental payment will be $16,155, commencing in November, 1998.

     Rental expense was $159 thousand in 1997 and $152 thousand in 1996.

Remaining minimum rental commitments are as follows:

                              (Dollars in Thousands)
               1998.........      $  154
               1999.........         194
               2000.........         194
               2001.........         194
               2002.........         194
               Thereafter...         173
                                  ______

                                  $1,103
                                  ______
                                  ______

Note 7 - Market Segment and Concentration Information:

     Substantially all of the Company's operations relate to the manufacture and sale of printing presses and associated equipment. The Company markets its presses worldwide. International sales accounted for 56.7% of total sales in 1997 and 62.3% in 1996. The Company is not dependent on any country or region of the world for international sales and domestic sales are disseminated throughout the United States.

     Export sales of equipment by geographical area were as follows:

                               (Dollars in Thousands)
                               Year Ended December 31,
                               _______________________
                                    1997     1996
                                    ____     ____

     Asia                          $   15   $1,529
     Western Hemisphere             1,416
     Europe                         3,891    2,405
                                   ______   ______

                                   $5,322   $3,934
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

     During 1997, the Company had sales to two separate customers which, as a percentage of total consolidated sales, were 10.1% and 22.4%. In 1996, the Company had sales to two separate customers which accounted for 17.1% and 20.4% of sales.

Note 8 - Retirement Savings Plan:

  The Company has a 401(k) plan covering all employees who have completed one year of service. Plan participants self-direct their investments choosing from five options sponsored by Merrill Lynch. The Company matches up to 10% of the first $1,000 contributed by the employee in a year. The Company may also make discretionary contributions to the plan. Fees paid the insurance company plus the Company's matching contribution totaled approximately $10 thousand in 1997 and $6 thousand in 1996.

(/DOCUMENT)