Form 10KSB
period 1998-03-31
WEB PRESS CORP
filed 1998-05-14
CIK 105183

U.S. SECURITIES AND EXCHANGE COMMISSION

                    Washington, D. C. 20549

                         FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ending March 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
(applicable only to corporate issuers): Common Stock, $.025 par value per share; 3,105,413 shares outstanding as of May 13, 1998.


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

                            PART I
                            ______

                    FINANCIAL INFORMATION
                    _____________________

                    WEB PRESS CORPORATION

                 CONSOLIDATED BALANCE SHEET
                   (Dollars in Thousands)


ASSETS                                   March 31, 1998
                                         ______________

Current Assets:
  Cash.............................       	$   36
  Accounts receivable, less
  allowance for doubtful
  accounts of $5...................   	   	   964
  Inventories......................      		 3,843
  Refundable income taxes..........      		   111
  Deposits.........................      		    51
  Deferred tax assets..............      		    83
  Prepaid expenses.................      		    19
                                           ______

  Total Current Assets.............      		 5,107

Machinery and Leasehold Improvements,
at cost:
  Machinery and equipment..........      		 3,260
  Leasehold improvements...........      		   195
                                           ______

                                          	 3,455

  Less accumulated depreciation
    and amortization...............      		 2,559
                                           ______

  Machinery and Leasehold
    Improvements (Net).............      		   896
                                           ______

  Total Assets.....................      		$6,003
                                           ______
                                           ______



The above figures are unaudited. The accompanying notes are an integral part of the Consolidated Financial Statements.

                    WEB PRESS CORPORATION

                 CONSOLIDATED BALANCE SHEET
                    (Dollars in Thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY      March 31, 1998
                                          ______________

Current Liabilities:
  	Note payable to bank.....................	$  437
	  Accounts payable.........................	   428
	  Customer deposits........................	   196
	  Accrued expenses.........................	   559
	  Current portion of long-term debt........	   318
                                             ______

Total Current Liabilities...................	 1,938

Long-Term Debt, less current portion........	 1,007

Deferred Tax Liabilities....................	   438

Commitments

Stockholders' Equity:
  	Common stock, par value $.025 per share:
	   Authorized, 4,000,000 shares
	   Issued, 3,436,513 shares................	    86
	  Paid-in capital..........................	   320
  	Retained earnings........................	 2,311
                                             ______

                                           		 2,717

  	Treasury stock, 331,100 shares at cost...	   (97)
                                             ______

Total Stockholders' Equity..................	 2,620
                                             ______

Total Liabilities and
 Stockholders' Equity.......................	$6,003
                                             ______
                                             ______




The above figures are unaudited. The accompanying notes are an integral part of the Consolidated Financial Statements.

                   WEB PRESS CORPORATION

           Consolidated Statements of Operations

           For the three months ending March 31,
      (Dollars in Thousands Except Earnings Per Share)


                                         1998      1997
                                         ____      ____

Sales.........................		        $1,015	   $1,460

Cost of sales.................		           768   	 1,119
                                        ______    ______
                             		   						   247	      341

Selling, general and
  administrative expenses.....		           334   	   285
                                        ______    ______
                              		  						   (87)	      56

Interest expense..............		            46   	    39
                                        ______    ______

Earnings (loss) before taxes
  (benefit)...................		          (133)  	    17

Taxes (benefit) on earnings
  (loss)......................		           (45)  	     6
                                        ______    ______

Net earnings(loss)............		        $  (88)	  $   11
                                        ______    ______
                                        ______    ______

Net earnings(loss) per share..   		      $(.03)	  $.004
                                         _____    _____
                                         _____    _____



The above figures are unaudited. The accompanying notes are an integral part of the Consolidated Financial Statements.

                     WEB PRESS CORPORATION

             CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the three months ending March 31,
                     (Dollars in Thousands)

                             				        	     1998	    1997
                                               ____     ____

Cash flows from operating activities:
  Net earnings (loss)......................		$  (88)  	$  11
  Adjustments to reconcile net
  earnings (loss) to net cash provided
  (used) by operating activities:
    Depreciation and amortization..........  		  52   	   52
    Inventory valuation reserve............    		16
    Provision for losses on accounts
      receivable...........................       2   	    3
    Deferred taxes.........................  		 (45)  	    6
    Retirement of plant assets.............       5

    Increase (Decrease) in cash from
    changes in operating accounts:

      Accounts  receivable.................  	2,507   	 (511)
      Inventory............................ 	(1,109)  	 (446)
      Deposits.............................		    56
      Prepaid expenses.....................	     19   	   (6)
      Accounts payable.....................   	(260)   	  171
      Customer deposits....................   	   2    	   16
      Accrued expenses.....................   	(749)      117
      Income taxes payable.................	              (38)
                                             ______     _____

      Total adjustments....................   		496    	 (636)
                                             ______     _____

    Net cash provided(used) by
      Operating activities.................   	 408    	 (625)

Cash flows from investing activities:
  Capital expenditures.....................   	(451)   	  (10)
  Proceeds from retirement of plant
    Assets.................................      55
                                             ______     _____
Net cash used by investing activities......   	(396)      (10)

(Continued on following page)

(Continued from previous page)


Cash Flows from financing activities:
  Proceeds from issuance of
    long-term debt.........................   	 421   	  975
  Payments on long-term debt............... 	   (68)  	 (865)
                                             ______    _____

  Net borrowings (payments) from
    financing activities...................    (335)     546
                                             ______    _____

  Net cash provided by financing
    activities.............................      18   	  656
                                             ______    _____

Net increase in cash.......................		    30   	   21

Cash at beginning of period................ 	     6   	    6
                                             ______    _____

Cash at end of period...................... 	$   36	   $  27

Supplemental disclosures of cash
  flow information:

  Cash was paid during the year for:

  Interest................................  	   $42   		 $21
  Taxes...................................           			  38



The above figures are unaudited. The accompanying notes are an integral part of the Consolidated Financial Statements.

                    WEB PRESS CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE THREE MONTHS ENDING MARCH 31, 1998

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

Inventories were classified as follows:

                                (Dollars in Thousands)
                            				    March 31, 1998
                                    ______________

	   Raw materials and parts
    (including subassemblies).....     $1,273
    Work-in-progress..............	       854
    Finished goods................	     1,364
    Used equipment................	       352
                                       ______

                                  				 $3,843
                                       ______
                                       ______

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

Note 2 - Financing:

The Company has a line of credit with a commercial bank for borrowing up to $1.200 million. The interest rate charged is 2 percent above the bank's prime rate. Borrowings against this line were $437 thousand on March 31, 1998. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.

The Company has a second line of credit with the bank for borrowing up to an additional $1 million to manufacture equipment for export. The loan is a revolving line of credit based on a series of transactions backed by letter of credit orders acceptable to the bank. The line is secured by an "export working capital guarantee" from the Export-Import Bank of the United States. The interest rate charged is 1.5 percent above the bank's prime rate. There were no borrowings against this line on March 31, 1998.

Long-term debt consists of the following:

                                    		(Dollars in Thousands)
                                    		    March 31, 1998
                                          ______________

Term note, 2% above prime rate, due
in monthly installments of $24,837
including interest.  Final payment
due February, 2001........................     $  749

Note payable for equipment, 8%, due in
monthly installments of $6,794
including interest.  Final payment due
in March, 2003............................      		421

Note payable for equipment, 9.3%, due
in monthly installments of $2,198
including interest.  Final payment due
in March, 2004............................      		121

Note payable for equipment and leasehold
improvements, 12%, due in monthly install-
ments of $2,262 including interest.
Final payment due in October, 1998........	        15

Note payable for equipment, 10%, due in
monthly installments of $1,039 including
interest.  Final payment due in
November, 1998............................	         8

Note payable for equipment, 8.23%, due in
monthly installments of $277 including
interest.  Final payment due in December,
2001......................................         11
                                               ______
                                             	  1,325

Less current portion......................	       318
                                               ______

 	                                             $1,007
                                               ______
                                               ______

	Equipment with an original cost of $621 thousand is pledged as collateral under the notes payable for equipment and the equipment purchase contracts.

Note 3 - Common Stock:

The Company's Stock Option Plan permits issuance of stock options to key employees at prices not less than 100% of market price at the date of grant. An aggregate of 600,000 shares of common stock is reserved in connection with this Plan. As of March 31, 1998, no options had been granted under this Plan.


         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Operating results

Sales for the first quarter of 1998 were $1.015 million, compared with $1.134 million for the same period in 1997. New equipment sales accounted for most of the decline. Service and parts sales were slightly lower in 1998, too. The Company sold one used press in 1998. There was no used equipment sold in the first quarter of 1997. The backlog of orders believed to be firm was $3.155 million on May 13, 1998, compared with $1.579 million on May 13, 1997.

Cost of sales, expressed as a percentage of sales, decreased to
75.6 percent in the first quarter of 1998 compared with 76.6 percent in the first quarter of 1997. Gross profits were $247 thousand and $341 thousand in the first quarter of 1998 and 1997, respectively.

Selling, general and administrative expenses increased by $49 thousand in the first quarter of 1998 compared with the same period in 1997. Most of the increase was in selling expenses, which increased $40 thousand due to higher payroll, advertising and promotion, and travel expenses. General and administrative expenses increased $9 thousand due to higher payroll expenses and personnel recruiting costs. Most other expenses were approximately the same in 1998 as they were in 1997.

Interest expense was $46 thousand in the first quarter of 1998, compared with $39 thousand in the first quarter of 1997. The average interest rate on the Company's short-term borrowings from the bank was 10.4 percent in 1998 and 10.5 percent in 1997. The average amount of short-term borrowings outstanding decreased to $322 thousand in 1998 from $374 thousand in 1997.

The Company had a net loss of $88 thousand in the first quarter of 1998, compared with net earnings of $11 thousand in the first quarter of 1997. Lower booked sales of new equipment in the first quarter of 1998 caused the net loss.

The Company's operating results for the first quarter are not necessarily indicative of results to be expected for the full year, particularly because of the high value of each order for the Company's equipment and their irregular timing. The Company expects 1998 sales to exceed 1997 sales and to operate profitably for the year.

Liquidity

Net working capital was $3.169 million and the current ratio was 2.6:1 on March 31, 1998. Net cash provided from operating activities was $408 thousand in the first quarter of 1998. Changes in working capital components include an increase in inventories of $1.109 million, a decrease in accounts receivable of $2.507 million, and lower accrued expenses and accounts payable of $749 thousand and $260 thousand, respectively.

Finished goods inventory increased to $1.364 million on March 31, 1998, an increase of $594 thousand from December 31, 1997. Work-in-progress was $854 thousand on March 31, 1998, increasing $343 thousand from December 31, 1997. Used equipment inventory and raw materials and parts inventories increased slightly in the first quarter of 1998. The higher inventories are necessary to meet press shipment requirements in the second and third quarters of 1998.

Funds provided by operations are the Company's primary source of liquidity. In addition, the Company uses short-term debt from two separate revolving lines of credit with a commercial bank to finance fluctuating working capital requirements. On March 31, 1998, the Company had additional borrowing capacity of $763 thousand from its operating line of credit. There were no borrowings from its "export line" of credit on March 31, 1998.

Capital Resources

In February 1998, the Company borrowed $420,700 from the bank to purchase a new machine tool. The loan is for 5 years, but will be amortized over 7 years. The interest rate charged is 9 percent. The first payment was due on March 18, 1998, and was for interest only. Commencing April 18, 1998, the Company will make 59 additional monthly payments of $6,794, followed by one final payment of $155,675 on February 18, 2003.

Long-term debt and deferred income taxes (net of deferred tax assets), as a percentage of total capitalization was 34 percent on March 31, 1998. The Company believes that its borrowing capacity is sufficient to provide for orderly growth.

Item 6.  Exhibits and Reports on Form 8-K
_________________________________________

(a) Exhibits

(10) Material Contracts

		The following exhibits are filed herewith:

		(10a)	being the Business Loan Agreement between Web Press
        Corporation and Washington First International Bank dated April 3, 1998.

		(10b)	being the Borrowing Agreement between Web Press
        Corporation and the Export-Import Bank of the United
        States dated April 3, 1998.

(b) Reports on Form 8-K -- There are no reports on Form 8-K filed for the three months ending March 31, 1998.


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



                                  	       WEB PRESS CORPORATION
                                          _____________________
                                                   (Registrant)


May 13, 1998                    \s\ Gary B. Palmer
____________                    _________________________
Date                            Gary B. Palmer, President


May 13, 1998                    \s\ Craig L. Mathison
____________                    _____________________
Date                            Craig L. Mathison
                                Secretary/Treasurer
                               (Principal Accounting Officer)