Form 10QSB
period 1998-06-30
WEB PRESS CORP
filed 1998-08-13
CIK 105183

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549


                                 FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ending June 30th, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
 	   OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number 0-7267

WEB PRESS CORPORATION________________________________
(Exact name of registrant as specified in its charter)

Washington   __________                    91-0851298 _______
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
(applicable only to corporate issuers):  Common Stock, $.025 par value per share; 3,105,413 shares outstanding as of August 12,
1998.
               _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

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

                              PART I

                       FINANCIAL INFORMATION

                       WEB PRESS CORPORATION

                     CONSOLIDATED BALANCE SHEET
                       (Dollars in Thousands)

	ASSETS                                    June 30, 1998
                                           _____________


	Current Assets:
  Cash..........................               $   72
  Accounts receivable, less
    allowance for doubtful
    accounts of $6..............	               2,087
  Inventories...................	               3,550
  Refundable Income Taxes.......	                 101
  Deposits......................	                 100
 	Prepaid expenses..............	                  70
                                               ______

 Total Current Assets...........                5,980

 Machinery and Leasehold
	  Improvements, at cost:
  	Machinery and equipment......                3,321
  	Leasehold improvements.......                  195
                                               ______

		                                              3,516


  	Less accumulated depreciation
     and amortization...........                2,605
                                               ______

 Machinery and Leasehold
   Improvements (Net)...........                  911
                                               ______

 Total Assets...................              	$6,891
                                               ======


The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                   WEB PRESS CORPORATION

                 CONSOLIDATED BALANCE SHEET
                   (Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY        June 30, 1998
                                            _____________

Current Liabilities:
 	Notes payable............................	    $1,036
	 Accounts payable.........................	       533
	 Customer deposits........................	       333
 	Accrued expenses.........................	       505
 	Current portion of long-term debt........        316
                                                ______

Total Current Liabilities..................	     2,723

Long-Term Debt, less current portion.......        928

Deferred taxes on income...................        438

Stockholders' Equity:
 	Common stock, par value $.025 per share:
	  Authorized, 4,000,000 shares
	  Issued, 3,436,513 shares................	        86
 	Paid-in capital..........................        320
 	Retained earnings........................      2,493
                                                ______

                                              		 2,899

 	Treasury stock, 331,100 shares at cost...  	     (97)
                                                ______

Total Stockholders' Equity.................    	 2,802
                                                ______

Total Liabilities and
 Stockholders' Equity......................     $6,891
                                                ======



The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                   WEB PRESS CORPORATION

           Consolidated Statements of Operations

        For the three and six months ending June 30, (Dollars in Thousands Except Earnings Per Share)



                               THREE MONTHS      SIX MONTHS
                               ____________      __________
                               1998     1997     1998    1997
                               ____     ____     ____    ____

Sales....................... 	$3,104  	$1,940  	$4,119  $3,400

Cost of sales...............	  2,363	   1,466	   3,131	  2,585
                              ______   ______   ______  ______
                             	   741      474	     988	    815

Selling, general and
  administrative expenses...	    408	     375	     742	    660
                              ______   ______   ______  ______
                             	   333 	     99	     246	    155


Interest expense............	     57	      65	     103	    104
                              ______   ______   ______  ______


Earnings before taxes.......	    276 	     34	     143	     51


Taxes on income.............	     94	      11       49 	    17
                              ______   ______   ______  ______


Net earnings................ 	$  182  	$   23  	$   94 	$   34
                              ======   ======   ======  ======


Earnings per share..........	   $.06	   $.006     $.03    $.01
                                ====    =====     ====    ====


The above figures are unaudited. The accompanying notes are an integral part of these statements of earnings.

                       WEB PRESS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ending June 30th,
                       (Dollars in Thousands)


                          				        	   1998	    1997
                                          ____     ____

Cash flows from operating activities:
 	Net earnings..........................  $   94	  $   34
 	Adjustments to reconcile net
	 earnings to net cash provided
 	(used)by operating activities:
  	Depreciation and amortization........     109 	    106
  	Provision for losses on accounts
	   receivable..........................	      4	       6
  	Deferred taxes on income.............    	 48	      17
  	Inventory valuation reserve..........	     79	      28
  	Retirement of plant assets...........    	  3		     21
  	Increase (Decrease) in cash from
  	changes in operating accounts:

    	Accounts  receivable...............   1,382	     158
    	Inventory..........................    (879)	   (330)
    	Deposits...........................       7
    	Prepaid expenses...................     (32)	    (41)
    	Accounts payable...................    (155)	   (126)
    	Customer deposits..................     139	    (280)
    	Accrued expenses...................    (803)	   (338)
    	Income taxes payable...............   	          (38)
                                          ______   ______


    	Total adjustments..................     (98)	   (817)
                                          ______   ______

  	Net cash used by
	    operating activities ..............	     (4)    (738)

Cash flows from investing activities:
  Capital expenditures..................    (521)	   (163)
 	Proceeds from retirement of assets....  	   55
                                          ______   ______


Net Cash used by investing activities...    (466)	   (163)

Cash flows from financing activities:
 	Proceeds from issuance of long-term
	   debt................................     421	   1,111
  Payments on long-term debt............    (149)    (954)
 	Net borrowings under line of credit...     264	     799
                                          ______   ______

 	Net cash provided by
	   financing activities................     536	     956

Continued on following page
___________________________

Continued from previous page
____________________________



Net increase in cash....................      66	      10

Cash at beginning of period.............       6	       6
                                          ______   ______


Cash at end of period...................  $   72	  $   16
                                          ======   ======

Supplemental disclosures of cash
  flow information:

 	Cash was paid during the year for:
 	Interest..............................    $123	    $ 89
 	Taxes.................................          	 		 38


The above figures are unaudited. The accompanying notes are an integral part of these statements of cash flows.

                      WEB PRESS CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE SIX MONTHS ENDING JUNE 30, 1998

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

Inventories were classified as follows:

                                 (Dollars in Thousands)
                             			     June 30, 1998
                                     _____________




	   Raw materials and parts
    (including subassemblies).....       $1,872
    Work-in-progress..............          699
    Finished goods................	         602
    Used equipment................	         377
                                         ______

                                  				   $3,550
                                         ======

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

Note 2 - Financing:

The Company has a line of credit with a commercial bank for borrowing up to $1.2 million. The interest rate charged is 2 percent above the bank's prime rate. Borrowings against this line were $1.036 million on June 30, 1998. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.

The company has a second line of credit with the bank for borrowing up to an additional $1 million to manufacture equipment for export. The loan is a revolving line of credit based on a series of transactions backed by letter of credit orders acceptable to the bank. The line is secured by an "export working capital guarantee" from the Export-Import Bank of the United States. The interest rate charged is 1.5 percent above the bank's prime rate. There were no borrowings against this line on June 30, 1998.

Long-term debt consists of the following:

                                     		(Dollars in Thousands)
                                     		     June 30, 1998
                                            _____________


Term note, 2% above prime rate, due
in monthly installments of $24,837
including interest.  Final payment
due February, 2001.....................         $  694

Note payable for equipment, 8%, due
in monthly installments of $6,794
including interest.  Final
payment due in March, 2003.............  	         410

Note payable for equipment, 9.38%, due
in monthly installments of $2,198
including interest. Final payment
due in March, 2004.....................            117

Note payable for equipment and leasehold
improvements, 12%, due in monthly install-
ments of $2,262 including interest.  Final
payment due in October, 1998...........              9

Note payable for equipment, 10%, due in
monthly installments of $1,039 including
interest.  Final payment due in
November, 1998.........................              5

Note payable for equipment, 8.23%,
due in monthly installments of
$277 including interest.  Final
payment due December, 2001.............	             9
                                                ______
		                                               1,244


Less current portion...................            316
                                                ______

                                            		  $  928
                                                ======

Equipment with original cost of $621 thousand is pledged as collateral under the notes payable for equipment and the equipment purchase contracts.

Note 3 - Common Stock:

The Company's Stock Option Plan permits issuance of stock options to key employees at prices not less than 100% of market price at the date of grant. An aggregate of 600,000 shares of common stock is reserved in connection with this Plan. As of June 30, 1998, no options had been granted under this Plan.


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Operating Results
_________________

Sales for the second quarter of 1998 were $3.104 million, an increase of $1.164 million from 1997 second quarter sales of $1.940 million. Sales for the first six months of 1998 were $4.119 million, an increase of $719 thousand from 1997 six-month sales of $3.4 million. New equipment sales in 1998 were $2.225 million in the second quarter and $2.843 million for the first six months, compared to 1997 sales of $1.594 million in the second quarter and $2.728 million for the first six months. Used equipment sales in 1998 were $460 thousand in the second quarter and $554 thousand for the first six months. There were no used presses sold during the first six months of 1997. In 1998, the sale of parts and service increased 38.6 percent in the second quarter and 15.1 percent for the first six months, compared to the same periods in 1997. For the first six months, international sales as a percentage of total sales, were 34 percent in 1998 and 75 percent in 1997.

Cost of sales, as a percentage of sales, was 76 percent in the second quarter and for the first six months in both 1998 and 1997. New equipment sales and the gross profit margin on those sales were both slightly higher in 1998 compared to 1997; however, the sale of used equipment in 1998, on which the gross profit margin is lower, counteracted the benefit of these increases on the consolidated gross profit margin.

Selling, general and administrative expenses for the second quarter of 1998 were 9 percent higher than they were for the same period in 1997. For the first six months of 1998, they increased 12 percent over 1997 expenses for the same period. Higher selling expenses, which increased $85 thousand during the first six months of 1998, caused the increase. Commissions and payroll cost increased 29 percent, the cost of attending certain trade shows increased 31 percent, and advertising costs increased 57 percent in 1998 from 1997. Most other selling, general and administrative expenses did not change significantly.

Interest expense was $57 thousand in the second quarter and $103 thousand for the first six months of 1998, compared to $65 thousand and $104 thousand for the respective periods in 1997. The average interest rate on the Company's short-term borrowings from the bank in 1998 was 10.3 percent for the second quarter and
10.4 percent for the first six months, compared to 10.5 percent in both the second quarter and the first six months of 1997. Average short-term borrowings from the bank in 1998 were $768 thousand in the second quarter and $560 thousand for the first six months, compared to $862 thousand and $618 thousand for the corresponding periods in 1997.

Net earnings in the second quarter were $182 thousand in 1998, compared to net earnings of $23 thousand in the second quarter of 1997. For the six-month period, net earnings were $94 thousand in 1998, compared to net earnings of $34 thousand in 1997.

The Company's operating results for the first six months of 1998 are not necessarily indicative of results to be expected for the full year, particularly because of the high value of each order for the Company's equipment and their irregular timing. The Company expects 1998 sales and earnings to exceed those of 1997.

Liquidity
_________


Net working capital was $3.257 million and the current ratio was 2.2:1 on June 30, 1998. Net cash used by operating activities was $4 thousand during the first six months of 1998. Changes in working capital components include a decline of $1.382 million in accounts receivable, an increase of $800 thousand in inventories, and a decrease of $803 thousand in accrued expenses.

Raw material and parts inventories increased to $1.872 million on June 30, 1998, an increase of $648 thousand from December 31, 1997. Much of the increase was for materials needed to manufacture the first six "QUAD-STACK" printing unit. Work-in-progress was $699 thousand on June 30, 1998, increasing $188 thousand from December 31, 1997. Finished goods inventory declined $168 thousand during the first six months of 1998 to $602 thousand on June 30, 1998. Used equipment inventory was $337 thousand on June 30, 1998, an increase of $132 thousand.
The higher inventories are necessary to meet press shipment requirements in the third and fourth quarters of 1998.

Funds provided by operations are the Company's primary source of liquidity. In addition, the Company uses short-term debt from two separate revolving lines of credit with a commercial bank to finance fluctuating working capital requirements. On June 30, 1998, the Company had additional borrowing capacity of $164 thousand from its operating line of credit. There were no borrowings from its "export line" of credit on June 30, 1998.

Capital Resources
_________________


Total assets decreased by $189 thousand during the first six months of 1998. Stockholders' equity increased by $94 thousand;
working capital decreased by $28 thousand; and long-term debt increased by $232 thousand.

Long-term debt and deferred income taxes (net of deferred tax assets), as a percentage of total capitalization was 33 percent on June 30, 1998. The Company believes that its borrowing capacity is sufficient to provide for orderly growth.

Item 6.  Exhibits and Reports on Form 8-K
_________________________________________


    	(b)  	Reports on Form 8-K - There are no reports on Form
           8-K filed for the three months ending June 30, 1998.


                       SIGNATURE
                       _________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                	 	      WEB PRESS CORPORATION
                                         _____________________
                                         (Registrant)


August 12, 1998	               /s/ Gary B. Palmer
_______________                __________________
Date	                          Gary B. Palmer, President


August 12, 1998	               /s/ Craig L. Mathison
_______________                _____________________
Date	                          Craig L. Mathison,Vice President
	                              Of Finance




2