Form 10QSB
period 1998-09-30
WEB PRESS CORP
filed 1998-11-12
CIK 105183

               U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549


                           FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ending September 30th, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
(applicable only to corporate issuers):  Common Stock, $.025 par value per share; 3,105,413 shares outstanding as of November 6,
1998.
               _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

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

                              PART I

                      FINANCIAL INFORMATION

                      WEB PRESS CORPORATION

                    CONSOLIDATED BALANCE SHEET
                      (Dollars in Thousands)


ASSETS                                  September 30, 1998

Current Assets:
  Cash..........................	         $   22
  Accounts receivable, less
    allowance for doubtful
    accounts of $6..............	          1,027
  Inventories...................	          4,430
  Refundable income taxes.......	            111
  Deferred tax assets...........	             36
  Deposits......................	             42
  Prepaid expenses..............	         ____47

Total Current Assets............	          5,715

Machinery and Leasehold
  Improvements, at cost:
  Machinery and equipment.......	          3,378
  Leasehold improvements........	         ___195
		                                  3,573

  Less accumulated depreciation
    and amortization............	         _2,662

Machinery and Leasehold
  Improvements (Net)............	            911


Total Assets....................	         $6,626


The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                      WEB PRESS CORPORATION


                   CONSOLIDATED BALANCE SHEET
                      (Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY		 September 30, 1998

Current Liabilities:
Notes payable ............................	 	   $	447
Accounts payable .........................			936
Customer deposits ........................			330
Accrued expenses ......................... 		      602
Current portion of long-term debt ........ 	         __ 315

Total Current Liabilities .................. 	          2,629

Long-Term Debt, less current portion .......			848

Deferred taxes on income ...................  		      438

Stockholders' Equity:
  Common stock, par value $.025 per share:
   Authorized, 4,000,000 share
   Issued, 3,436,513 shares ................                 86
  Paid in capital .......................... 	            320
  Retained earnings ........................             _2,403

									    2,809

  Treasury stock, 331,100 shares at cost ...             ___(97)


Total Stockholders' Equity .................		   _2,712

Total Liabilities and Stockholders' Equity 		   $6,626


The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                      WEB PRESS CORPORATION

              Consolidated Statements of Operations

        For the three and nine months ending September 30, (Dollars in Thousands Except Earnings Per Share)

	                          THREE MONTHS              NINE MONTHS
                               1998        1997        1998        1997

Sales.......................	$1,901	$1,960	$6,020	$5,360

Cost of sales...............	_1,465	 1,460	 4,596	 4,045
	   				   436	   500	 1,424	 1,315
Selling, general and
  administrative expenses...	   519	   282	 1,261	   942
	   (83) 	   218	   163	   373

Interest expense............	    54	    78	   157	   182

Earnings (loss) before taxes
  (benefit) ................	  (137) 	   140	     6	   191

Taxes (benefit) on earnings
   (loss) ..................	   (47)	    48	     2	    65

Net earnings (loss).........	$  (90)	$   92	$    4	$  126

Earnings (loss) per share .. 	 $(.03)	  $.03	  $.00	  $.04


The above figures are unaudited. The accompanying notes are an integral part of these statements of earnings.

                      WEB PRESS CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the nine months ending September 30th,
                      (Dollars in Thousands)

				        	         1998	     1997
Cash flows from operating activities:
  Net earnings...........................   $    4	    $  126
  Adjustments to reconcile net
  earnings to net cash provided
  (used)by operating activities:
    Depreciation and amortization........      161	       158
    Provision for losses on accounts
     receivable..........................	       6	        (7)
    Deferred taxes on income.............	       2	        65
    Inventory valuation reserve..........      112	        42
    Retirement of plant assets...........	       3		   1
    Increase (Decrease) in cash from
    changes in operating accounts:

	Accounts receivable................    2,440	        (1)
	Inventory..........................   (1,792)	      (166)
	Deposits...........................       65
	Prepaid expenses...................       (9)	       (21)
	Accounts payable...................      248	       (26)
	Customer deposits..................      136	      (447)
	Accrued expenses...................     (706)	      (300)
	Income taxes payable...............   	          ___(38)

	Total adjustments..................   ___666	    __(740)

    Net cash Provided (used) by
      operating activities ..............      670          (614)

Cash flows from investing activities:
  Capital expenditures...................     (575)	      (205)
  Proceeds from retirement of assets.....   ____55        ______

Net Cash used by investing activities....     (520)	      (205)

Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt.................................      421	     1,111
  Payments on long-term debt.............     (230)	    (1,044)
  Net borrowings under line of credit....   __(325)       ___752

  Net cash provided (used) by
   financing activities..................   __(134)	       819

Continued on following page

Continued from previous page

Net increase in cash.....................      16	        0

Cash at beginning of period..............  ____ 6	   _____6

Cash at end of period....................  $   22	   $    6

Supplemental disclosures of cash
  flow information:

  Cash was paid during the year for:
  Interest...............................   $146	    $164
  Taxes..................................	 		      57


The above figures are unaudited. The accompanying notes are an integral part of these statements of cash flows.

                       WEB PRESS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1998

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

Inventories were classified as follows:

                                 (Dollars in Thousands)
				           September 30, 1998

    Raw materials and parts
    (including subassemblies).....       $1,598
    Work-in-progress..............        1,301
    Finished goods................	      1,021
    Used equipment................	     ___510

				                 $4,430

Machinery and leasehold improvements

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

Note 2 - Financing:

The Company has a line of credit with a commercial bank for borrowing up to $1.2 million. The interest rate charged is 2 percent above the bank's prime rate. Borrowings against this line were $388 Thousand on September 30, 1998. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.

The company has a second line of credit with the bank for borrowing up to an additional $1 million to manufacture equipment for export. The loan is a revolving line of credit based on a series of transactions backed by letter of credit orders acceptable to the bank. The line is secured by an "export working capital guarantee" from the Export-Import Bank of the United States. The interest rate charged is 1.5 percent above the bank's prime rate. Borrowings against this line were $59 Thousand on September 30, 1998.

Long-term debt consists of the following:

		                            (Dollars in Thousands)
		                              September 30, 1998

Term note, 2% above prime rate, due
in monthly installments of $24,837
including interest.  Final payment
due February, 2001........................	$  637

Note payable for equipment, 8%, due
in monthly installments of $6,794
including interest.  Final
payment due in March, 2003................  	   399

Note payable for equipment, 9.38%, due
in monthly installments of $2,198
including interest. Final payment
due in March, 2004........................	   113

Note payable for equipment and leasehold
improvements, 12%, due in monthly install-
ments of $2,262 including interest.  Final
payment due in October, 1998..............	     2

Note payable for equipment, 10%, due in
monthly installments of $1,039 including
interest.  Final payment due in
November, 1998............................	     2

Note payable for equipment, 8.23%,
due in monthly installments of
$277 including interest.  Final
payment due December, 2001................	_   10
		   					       1,163

Less current portion......................	   315

							      $  848

Equipment with original cost of $621 thousand is pledged as collateral under the notes payable for equipment and the equipment purchase contracts.

Note 3 - Common Stock:

The Company's Stock Option Plan permits issuance of stock options to key employees at prices not less than 100% of market price at the date of grant. An aggregate of 600,000 shares of common stock is reserved in connection with this Plan. As of September 30, 1998, no options had been granted under this Plan.


              MANAGEMENT'S DISCUSSION AND ANLYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Operating Results

Sales during the first nine months of 1998 increased $660 thousand to $6.020 million, an increase of 12.3 percent from 1997 sales of $5.360 million for the first nine months. In the third quarter of 1998 sales were $1.901 million, compared with $1.960 million in the third quarter of 1997. New equipment sales in 1998 were $1.558 million in the third quarter and $4.4 million for the first nine months, compared with 1997 sales of $1.424 million in the third quarter and $4.152 million for the first nine months. Used equipment sales in 1998 were $29 thousand in the third quarter and $583 thousand for the first nine months.
In 1997, used equipment sales were $80 thousand for the nine-month period. The sale of replacement parts and service decreased 8.1 percent in the first nine months of 1998, compared with the first nine months of 1997. International sales, as a percentage of total sales, for the nine-month period declined to
30.4 percent in 1998 from 74.3 percent in 1997. The backlog of firm orders was $3.397 million on November 6, 1998.

Cost of sales, as a percentage of sales, increased to 77 percent in the third quarter of 1998, compared with 75 percent in the third quarter of 1997. For the first nine months, it was 76 percent in 1998 and 75 percent in 1997. The gross profit margin on new equipment sales was approximately the same in both 1998 and 1997; however, higher sales of used equipment in 1998, on which the gross profit margin is lower, counteracted the benefit from higher new equipment sales in 1998. Development costs for the new Quad-Stack press in 1998 resulted in a $117 thousand increase in research and development expenses during the first nine months of 1998, compared with the first nine months of 1997.

Selling, general and administrative expenses for the third quarter of 1998 increased 84 percent, compared with the same period in 1997. For the first nine months of 1998, they were 34 percent higher than 1997 expenses for the same period. Higher selling expenses, which increased $220 thousand in the third quarter and $305 thousand for the first nine months of 1998 from the corresponding periods in 1997, caused the increase. In 1998, the introduction of the Quad-Stack printing unit to both the domestic and international markets resulted in significantly higher trade show costs, and increased advertising and promotional expenses. The Company spent $238 thousand attending trade shows during the first nine months of 1998, compared with $98 thousand in 1997. Advertising and promotional expenses for the nine-month period were $177 thousand in 1998 versus $86 thousand in 1997. Sales commissions and other payroll costs increased $26 thousand and $70 thousand in the third quarter and for the first nine months of 1998, respectively, compared with the same periods in 1997. Most other selling, general and administrative expenses did not change significantly.

Interest expense in 1998, decreased 31 percent to $54 thousand in the third quarter and 14 percent to $157 thousand for the nine-month period from the corresponding periods in 1997. The average interest rate on the Company's borrowings from the bank in 1998 were 10.4 for both the third quarter and the first nine months, compared with 10.3 percent for the respective periods in 1997. The average interest rate is higher in 1998 because of lower borrowings from the export line of credit, which has a lower interest rate than the operating line of credit. Average short-term borrowings from the bank were $624 thousand in the third quarter and $538 thousand for the first nine months in 1998. In 1997, average short-term borrowings were $928 thousand in the third quarter and $712 thousand for the nine-month period.

The Company had a net loss of $90 thousand in the third quarter of 1998, compared with net earnings of $140 thousand for the same period in 1997. For the nine-month period, net earnings were $4 thousand in 1998 and $126 thousand in 1997. Lower net earnings in 1998 are the direct result of developing and promoting the new Quad-Stack press. Net earnings for the nine-month period would have been approximately $239 thousand in 1998 had the Company not incurred the incremental costs for promoting the Quad-Stack press.

The Company's operating results for the first nine months of 1998 are not necessarily indicative of results to be expected for the full year, particularly because of the high value of each order for the Company's equipment and their irregular timing. The Company expects 1998 sales and earnings to exceed those of 1997.

Liquidity

Net wording capital was $5.715 million and the current ratio was 2.2:1 on September 30, 1998. Net cash provided by operating activities was $670 thousand for the first nine months of 1998. Changes in working capital components include a decline in accounts receivable of $2.440 million; inventories increased $1.792 million; accounts payable increased $248 thousand; accrued expenses decreased $706 thousand; and customer deposits increased $136 thousand.

Higher inventory levels are required to meet the Companies backlog of firm orders and to manufacture the new Quad-Stack printing unit. During 1998, raw materials and parts inventories have increased by $374 thousand, work-in-progress has increased by $790 thousand, finished goods have increased by $251 thousand, and used equipment inventories have increased by $265 thousand

Funds provided by operations are the Company's primary source of liquidity. In addition, the Company uses short-term debt from two separate revolving lines of credit with a commercial bank to finance fluctuating working capital requirements. On September 30, 1998, the Company had additional borrowing capacity of $812 thousand from its operating line of credit and $941 thousand from its export working capital line of credit.

Capital Resources

Total assets decrease by $454 thousand during the first nine months of 1998. Stockholders' equity increase by $4 thousand;
working capital decreased by $199 thousand; and long-term debt increased by $153 thousand.

Long-term debt and deferred income taxes (net of deferred tax assets), as a percentage of total capitalization was 32 percent on September 30, 1998. The Company believes that its borrowing capacity is sufficient to provide for orderly growth.

Item 6. Exhibits and Reports on Form 8-K

      (a)		Exhibits

	(10)		Material Contracts

			The Following exhibits are filed herewith:

			(10a)  being the Change in Terms Agreement between
				  Web Press Corporation and Washington First
				  International Bank dated October 15, 1998.

			(10b)  being the Borrowing Agreement between Web
				  Press Corporation and the Export-Import
				  Bank of the United States dated October 15,
 				  1998.

	(b)		Reports on Form 8-K - There are no reports on Form
			8-K filed for the three months ending September
			30, 1998.



                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



	 				 WEB PRESS CORPORATION
                               (Registrant)


November 12, 1998	             \S\Gary B. Palmer___________
Date	                         Gary B. Palmer, President


November 12, 1998	             \S\Craig L. Mathison________
Date	                         Craig L. Mathison, Vice
	                         President of Finance













4