Form 10KSB
period 1998-12-31
WEB PRESS CORP
filed 1999-03-29
CIK 105183

F O R M  10 - KSB

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934	 (FEE REQUIRED)

For the fiscal year ended 	December 31, 1998

OR

(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	EXCHANGE ACT OF 1934	 (NO FEE REQUIRED)

For the transition period from  ______________ to _______________

Commission file number   O-7267

	WEB PRESS CORPORATION

Washington		91-0851298
(State or other jurisdiction of	(I.R.S. Employer
 incorporation or organization)	Identification No.)

22023 68th Avenue South, Kent, Washington 	    98032
(Address of principal executive offices)	 (Zip Code)

Registrant's telephone number, including area code (253) 395-3343

Securities Registered Pursuant to 12(b) of the Act:

Title of each class     Name of each exchange on which registered

None		         _________________________________________

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.025
 (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was re-quired to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes   X  No

All reports during the preceding 12 months have been filed.

State issuer's revenues for its most recent fiscal year....$9,969,924.

As of February 26, 1999, 3,105,413 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing bid price provided by the National Quotation Bureau, Inc.) held by non-affiliates was approximately $567 thousand.

Documents incorporated by reference:  Exhibits as described in
Part III, Item 13.




WEB PRESS CORPORATION

TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-KSB

ITEM		DESCRIPTION						  	   PAGE

PART I

 1.	BUSINESS........................................	 4
 2.	PROPERTIES......................................	 7
 3.	LEGAL PROCEEDINGS...............................	 8
 4.	SUBMISSION OF MATTERS TO A VOTE OF
	SECURITY HOLDERS................................	 8

PART II

 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK
	AND RELATED SECURITY HOLDER MATTERS.............	 9
 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS...	 9
 7	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....	14
 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	ON ACCOUNTING AND FINANCIAL DISCLOSURE..........	14

PART III

 9.	DIRECTORS AND EXECUTIVE OFFICERS
	OF REGISTRANT...................................	15
10.	EXECUTIVE COMPENSATION..........................	18
11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
	OWNERS AND MANAGEMENT...........................	18
12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..	20
13.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
	AND REPORTS ON FORM 8-K.........................	20


ANNUAL REPORT ON FORM 10-KSB
WEB PRESS CORPORATION
PART I


ITEM 1.   BUSINESS

(A)  General Development of Business

Web Press Corporation (herein referred to as "Web" or "Company") was founded in late 1967 under the name "Web Press Aid" as a sole proprietorship. The company was incorporated in November, 1969 under the laws of the State of Washington. Initially, the Com-pany was involved primarily in the rebuilding and repair of web-fed printing presses and related equipment. Shortly after incor-poration, the Company undertook the development of a line of printing press equipment of its own design. During 1972, the Company commenced production of this equipment. While the manu-facture of new equipment is now the Company's primary business, it continues to deal in rebuilt and used equipment as an adjunct to its new press sales. The Company also sells parts and service for its new equipment. The sale of new and used presses ac-counted for approximately 77% and 8%, respectively, of the Com-pany's revenues in 1998. The Company's presses are primarily de-signed to print on absorbent paper such as newsprint. Products produced by the presses are newspapers (both broadsheet and tab-loid sizes), shoppers, advertising inserts, and paperback books.

During 1984 and 1985, the Company developed four models of a new high-speed press and added them to its product line. In 1992, the Company added a new size cutoff to this line of presses, in-creasing the number of models to six.

In 1995, the Company introduced and sold its first integrated rollstand perfecting unit (IRU). The IRU has a single roll posi-tion under the perfecting unit in place of a free-standing two-position rollstand.

In June 1998, the Company introduced the Quad-Stack 4+4 perfect-ing unit as a new module for the Atlas product line. The Quad-Stack prints color simultaneously on both sides of the paper. Its unique design results in a compact size for a 4+4 press.

(B)  Financial Information About Segments

See Note 7 of Notes to Consolidated Financial Statements for in-formation about the Company's operations by segment and geo-graphic area for the years ended December 31, 1998 and 1997.


(C)  Narrative Description of Business

Equipment which Web Press Corporation manufactures consists of two basic products, the Web Leader and the Atlas. The Atlas is made in six different models. The principal difference between the Web Leader and the Atlas is that the Atlas is fifty percent faster. Each press is composed of standard modules to unwind, print, cutoff and fold the roll of paper into a finished product. Each is arranged to meet the particular printer's requirements for the number of pages, color, and size of his products. Fol-lowing are descriptions of these modules:

PERFECTOR. Web's perfector is a rotary offset perfecting print-ing press unit, consisting of two printing couples running "back-to-back". Each perfector will print four broadsheet-size newspa-per pages, in one color, on each revolution of the printing cou-ples. Perfectors can be configured to print up to four colors. They can print up to 32 broadsheet-size pages.

QUADRA-COLOR UNIT. Web's Quadra-Color unit consists of four printing stations mounted around a common impression cylinder. This unit prints four colors on two broadsheet-size pages at a time. It offers better control over color register and thus is capable of greater accuracy in color printing than conventional, unit-to-unit methods for color printing. It is used in conjunc-tion with the Company's other products to provide close register, four-color capability in the printing system.

QUAD-STACK. Web's Quad-Stack unit consists of eight printing stations positioned in two juxtaposed vertical stacks of four printing stations each. The horizontal layout of each printing station results in a compact 4+4 perfector that prints four col-ors on four broadsheet-size pages at the same time. Like the Quadra-Color, it offers excellent control over color register resulting in superior color printing. It is available both with or without an intergrated rollstand and is used in conjunction with the Atlas product line.

FOLDER. Web's folder is used in conjunction with perfecting, Quadra-Color and Quad-Stack units to fold the printed paper into a finished product. The folder cuts the paper off in every plate cylinder revolution and folds it in standard broadsheet-size newspapers, tabloid-size papers, and shopping-flyer or magazine-size products. The Company also produces two folder styles which have the capability of making a second parallel fold to produce "digest"-size signatures which are used in printing some books and pamphlets.

TWO-POSITION ROLL ROLLSTANDS. Web's rollstand supports two, 42-inch diameter rolls of 36-inch wide paper and is used in conjunc-tion with the perfector and Quadra-Color units. The rollstand controls the unwinding of the paper roll and feeds it to the printing units under controlled tension.

The Company has an agreement granting it the exclusive right to manufacture and sell in the United States and most other coun-tries printing equipment designed by Color Impact International, Inc. The grantor may purchase the equipment from the Company and resell it in Russia and China. Another company has the exclusive right to manufacture and sell the equipment in India. The agree-ment commenced on August 17, 1998, and is for a period of 10 years. It requires the company to pay Color Impact International, Inc. a license fee equal to 7 percent of the gross selling price for equipment. The minimum license fee is $70 thousand in any 12-month period from the commencement date. The Company may enhance or modify the equipment and commingle it with equipment of its own design.

Web Press Corporation markets its products through Company em-ployed representatives in the United States and Canada. Foreign sales are made through independent organizations in Latin Amer-ica, Asia, Europe, and the Middle East.

The Company's presses are sold in a highly competitive world mar-ket. Competition is based on a combination of price, service, quality, and the versatility of the equipment. Web's presses are priced competitively with similar products. The Company believes that features incorporated in its presses, as well as the Com-pany's policies of supporting its customers, will allow it to continue to be very competitive. Web Press Corporation is the only manufacturer in the United States producing a Quadra-Color unit for its market.

The primary competitors of the Company are Goss Graphic Systems, P.E.C. Corporation (King Press Division), Dauphin Graphic Ma-chines, Inc. and Harris Graphics. Certain of these companies have financial resources in excess of the Company's.

The most important materials employed in Web's product line are steel and aluminum (plate and bar stock), tubing, bearings, and rubber coverings. All are available through local suppliers.
The Company believes that its sources of supply for these materi-als are adequate for its needs and that it is not substantially dependent upon any one supplier. Lead times of up to six months are required at some times for certain materials.

Web Press Corporation maintains an ongoing program of product de-velopment and improvement. This program consists primarily of technical improvements and supplementary developments which have produced features and capabilities that management believes will result in competitive marketing advantages for Web's product line. In 1998, $450 thousand was expended for research and de-velopment compared to $292 thousand in 1997.

Total employment of 63 persons as of December 31, 1998 compares with approximately 50 at December 31, 1997.

Substantially all of the Company's operations are run by electri-cal energy purchased from a local utility. The Company has not experienced energy shortages and does not anticipate any diffi-culties in the foreseeable future. Extended shortages of energy would have an adverse impact on the Company.

Compliance with federal, state and local environmental protection laws during 1998 had no material effect upon capital expendi-tures, earnings, or the competitive position of Web Press Corpo-ration.

The Company's computer software systems consist primarily of pro-grams written for the Company. Certain of these programs will need to be upgraded prior to the turn of the century to process date sensitive items where the year is entered "00" for the year 2000. The Company has determined which programs will need to be upgraded and held discussions with outside software vendors and programmers familiar with the Company's computer software pro-grams. Based on their advice, the Company does not believe up-grading its current computer software programs to recognize the year 2000 will present the Company with any significant problems. The Company has a plan in place to make the necessary upgrades in 1999. The cost of upgrading the Company's computer software pro-grams should be immaterial to the financial statements.

(D)  Foreign Operations

The Company's foreign operations consist entirely of export sales and related services originating at its facilities within the United States. Export sales accounted for 26.2% of total sales in 1998 and 56.7% in 1997. Further financial information relat-ing to foreign operations for the two years ended December 31, 1998, is set forth in Note 7 (Segment Information) of the Notes to Consolidated Financial Statements.

ITEM 2.   PROPERTIES

OFFICE AND MANUFACTURING FACILITIES. The Company presently occu-pies approximately 49,000 square feet of leased office and manu-facturing space at 22023 68th Avenue South, Kent, Washington.
The term of the lease is five years, commencing in November 1998, with a five-year renewal option. The monthly rental payment is $16,155.

The Company has arrangements for small offices for each of its three salesmen who are located in Burlington, Vermont; Blue
Springs, Missouri; and Charlotte, North Carolina.

ITEM 3.	LEGAL PROCEEDINGS

LITIGATION. On December 17, 1998, the Company received a Notice of Deficiency for $70,316 from the Internal Revenue Service (IRS) for federal income taxes for the calendar year 1990. In its 1993 federal tax return the Company carried back a loss to recover taxes paid in 1990. The IRS has determined that in its 1993 fed-eral tax return to Company should have included as taxable income deposits received on sales that were delivered and installed in 1994 and included by the Company in its 1994 federal tax return. The Company disputes the entire amount of the deficiency and on the advice of its legal counsel has petitioned the United States Tax Court for a redetermination of the deficiency. A date has not been set for trial. Should the court sustain the IRS's posi-tion, the Company would be able to carry the loss forward to off-set future earnings. The result would be payment of interest by the Company on the disputed amount.

There are no other material pending legal proceedings, other than ordinary legal matters incidental to the Company's business, to which the Company is a party or in which any of the Company's property is the subject.

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

None.

PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
	   SECURITY HOLDER MATTERS

(A)  Principal Market, Stock Price, and Dividend Information

Although certain dealers regularly provide quotations on the Com-pany's stock, actual trading activity is limited.

The following table sets forth the high and low bid quotations per share for the Company's common stock for the periods indi-cated. These figures were provided by the National Quotation Bu-reau, LLC, and may reflect inter-dealer prices, without retail mark-up, mark-down or commission. They do not necessarily repre-sent actual transactions.

	 1998	       1997

  Quarter			 High	 Low					 High      Low

	First            $ .53	$.25	$.375	$.375
	Second	1.50	 .25	 .375 	 .1875
	Third	 .8438	 .375	 .1825	 .15
	Fourth	 .75	 .4688	 .25       .17

The Company has paid no dividends during the two years ended De-cember 31, 1998.

(B)  Approximate Number of Holders of Common Stock

The number of holders of record for the Company's common stock as of February 26, 1999 was 529.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Web Press operates in a segment of the graphic arts industry.
Its primary business is the manufacture and sale of rotary off-set, web-fed printing presses. These products are designed for the use in printing newspapers, shoppers, advertising inserts, paperback books and similar products. The market is dominated by four domestic manufacturers. Sales in the industry are sensitive to advertising expenditures, long-term interest rates and news-print shortages. The product is labor intensive; materials shortages are rare; and technical obsolescence has not been a significant factor.

OPERATING RESULTS

1998 Compared With 1997

Nineteen ninety-eight ended with total sales of $9.970 million, an increase of $147 thousand from total sales of $9.822 million in 1997. New equipment sales declined 6.3 percent in 1998 to $7.654 million from $8.171 million in 1997. New equipment sales in 1997 included a significant amount of auxiliary equipment. The Company sold 11 of the new Quad-Stack four-color perfectors to 6 different customers in 1998; 9 perfectors to 4 domestic customers and 2 perfectors to 2 international customers. The domestic ver-sus international mix of new equipment sales changed 180 degrees in 1998 from 1997 as domestic sales increased $2.972 million to $5.881 million and international sales declined $3.490 million to $1.773 million. The Company is particularly pleased with domestic sales of new equipment, which were at their highest level since 1990. Undoubtedly some of the decline in international sales was the result of the sluggish economies in Asia and Latin America. Nevertheless, the Company was active in the international market in 1998, and for its efforts already has, as of March 12, 1999, firm international orders for new equipment in 1999 in excess of 1998 international sales for new equipment. Used equipment sales in 1998 were $784 thousand, compared with $241 thousand in 1997. In 1998, parts sales increased to $1.391 million from $1.265 mil-lion in 1997.

The gross profit margin on total sales was 22.8 percent in 1998, compared with 22.3 percent in 1997. The gross profit margin on new equipment sales and parts sales both increased slightly in 1998, when compared with 1997. Used equipment sales in 1998 re-sulted in a gross profit of $86 thousand, versus a loss of $94 thousand in 1997. In 1998, cost of sales included a write-down of $83 thousand for obsolete parts and certain equipment, com-pared to a write-down of $57 thousand in 1997. Also included in cost of goods sold were higher research and development expenses, which increased $157 thousand to $450 thousand in 1998, compared with $292 thousand in 1997. Engineering design and testing of the new Quad-Stack perfector are the reason for the increase.

Selling, general and administrative expenses increased $270 thou-sand, or 19 percent, in 1998 from 1997. Administrative expenses declined $28 thousand, while selling expenses increased $298 thousand. Promotional expenses for the new Quad-Stack accounted for most of the increase in selling expenses. In 1998, the Com-pany spent $319 thousand attending both domestic and interna-tional trade shows, compared with $159 thousand in 1997. Adver-tisements in several trade publications cost $148 thousand in 1998, an increase of $67 thousand from the $81 thousand spent in 1997. Sales commissions in 1998 increased $49 thousand to $87 thousand. Higher domestic sales of new equipment caused the in-crease. Accrued termination costs caused 1997 administrative ex-penses to be higher than 1998. Most other selling, general and administrative costs did not change significantly.

In 1998, other income included a $55 thousand reimbursement for expenses incurred by the Company in a previous year.

Interest expense decreased 17.1 percent in 1998 from 1997. Aver-age short-term borrowings from the bank were $623 thousand in 1998, compared with $683 thousand in 1997. The average interest rate on all of the Company's short-term borrowings from the bank was 10.1 percent in 1998 and 10.3 percent in 1997. Earnings in the DISC, on which the Company must pay interest, increased again in 1998.

In 1998, the Company had pre-tax earnings of $444 thousand, com-pared with $542 thousand in 1997. Net earnings after taxes were $280 thousand in 1998, versus $355 thousand in 1997. Incremental costs totaling approximately $396 thousand to design, test, ad-vertise and display the new Quad-Stack caused the lower profits in 1998 despite nominal increases in 1998 for both sales and the gross profit margin.

1997 Compared with 1996

Sales grew 48.4 percent in 1997 to $9.822 million from 1996 sales of $6.617 million. Most of the growth was in new equipment sales, which increased $2.709 million in 1997 from 1996. New equipment sales were 83.2 percent of total sales in 1997, com-pared to 82.5 percent in 1996. Domestic sales of new equipment in 1997 were $2.908 million, an increase of 84.5 percent from 1996. The increase included a significantly higher than normal amount of auxiliary equipment. Domestic customers continued to purchase smaller press configurations than international custom-ers. International sales of new equipment continued to grow in 1997, increasing 35.4 percent from 1996 to $5.263 million--53.6 percent of total sales. The Company had major sales to customers in Ireland, Greece, Romania, Germany and Argentina. Parts and used equipment sales in 1997 grew too, increasing $454 thousand and $43 thousand from 1996, respectively.

The gross profit margin on sales declined to 22.3 percent in 1997, from 26.9 percent in 1996. The primary reason for the lower gross profit margin was a decrease in the average gross profit percentage for new equipment to 27.9 percent in 1997 from
33.2 percent in 1996. The higher than normal amount of auxiliary equipment sold in 1997, on which the Company only makes a nominal gross profit, caused much of the decline. The gross profit per-centage for new equipment in 1997 would have been 31.1 percent if it had not included the auxiliary equipment. In 1997, used equipment was sold for a total gross loss of $94 thousand, com-pared to a gross profit of $59 thousand in 1996. Cost of sales in 1997 included a write-down of $57 thousand for obsolete parts and certain used equipment, compared to a write-down of $80 thou-sand in 1996. The gross profit margin on parts increased 7.2 percent in 1997 due to higher selling prices.

Selling, general and administrative expenses declined by $387 thousand in 1997 from 1996. Expenses in 1996 included a $400 separation payment due the former president/general manager of the Company. Selling expenses increased 7.2 percent in 1997. Incentive compensation increased $44 thousand in 1997 due to higher sales and promotional and travel expenses were $31 thou-sand higher. Excluding the $400 thousand separation payment, general and administrative expenses decreased 6.3 percent in 1997 compared to 1996. Compensation expense in 1997 was lower by $92 thousand. This saving was partially offset by higher bank fees and accrued termination costs. Most other selling, general and administrative expenses did not change significantly.

Interest expense increased 18.7 percent in 1997 from 1996. In 1997, average short-term borrowings from the bank were $683 thou-sand, compared to $531 thousand in 1996. The average interest rates on all of the Company's short-term borrowings from the bank were 10.3 percent in 1997 and 10.8 percent in 1996. Higher de-ferred earnings in the DISC, on which the Company must pay inter-est, also contributed to the increase in interest expense in 1997.

In 1997, the Company had an operating profit of $542 thousand, before federal income tax expense of $187 thousand. The Company had an operating loss of $220 thousand in 1996, before a tax benefit of $76 thousand. In 1996, the Company would have had a $180 thousand pre-tax profit had it not been for the $400 thou-sand separaton expense. Net earnings for the year were $355 thousand in 1997, compared to a net loss of $144 thousand in 1996. Higher sales in 1997 are the primary reason for the im-provement in earnings.

1999

Because of the high value of each order for the company's equip-ment and the irregular timing of orders, projections for particu-lar time periods are very difficult to make. However, the addi-tion of the Quad-Stack perfecting module to the Atlas product line should help sales both domestically and internationally. In 1999, design features from the Quad-Stack will be incorporated into two new modules, a two-high four-station perfector and stan-dard two-station perfector.

Domestically, demand for printing press equipment continues to be strong due to a growth rate for newspapers in advertising sales that exceeds the overall growth rate for the general economy. The Newspaper Association of America projects total newspaper adver-tising to rise by " . . . 4.5-to-6 percent through 2000". Most economists believe the domestic economy will continue to expand at a 2.2-to-2.5 percent growth rate in 1999. The Company believes that because advertising growth is expected to surpass the growth in the overall economy, domestic sales of its presses will be ex-cellent again in 1999. This forecast assumes that long-term in-terest rates will not increase significantly during the year.

The economic problems in Asia resulted in the Company not making any sales there in 1998. At best, the Company hopes for 1 or 2 sales from Asia in 1999. However, the Company has prospects for its equipment in Western Europe, Eastern Europe, Africa, Central America and South America. The Company expects export sales to account for approximately 50 percent of sales in 1999.

LIQUIDITY

Net working capital was $3.355 million and the current ratio was 2.2:1 on December 31, 1998. Changes in working capital compo-nents include a decrease in accounts receivable of $1.499 mil-lion; an increase of $1.224 million in total inventories; an in-crease of $188 thousand in accounts payable; and a decrease of $547 thousand in accrued expenses. Net cash provided from opera-tions was $711 thousand in 1998.

Raw materials and parts inventories, and work-in-progress inven-tories increased $544 thousand and $606 thousand, respectively in 1998. Inventories to support production of the Quad-Stack caused the increase in both categories. Finished goods inventory de-clined $49 thousand. Used equipment inventories increased $123 thousand in 1998 due primarily to the Company purchasing $200 thousand of used equipment at the end of the year.

Funds provided by operations are the Company's primary source of liquidity. In addition, the Company uses short-term debt from two separate revolving lines of credit with a commercial bank to finance fluctuating working capital requirements. On December 31, 1998, the Company had additional borrowing capacity of $800 thousand from its operating line of credit and $913 thousand from its export working capital line of credit. Both of these lines expire on April 15, 1999. The Company expects to finalize a new financing facility prior to then.

CAPITAL RESOURCES

Total assets were $6.981 million on December 31, 1998. Stock-holders' equity increased by $280 thousand; working capital in-creased by $70 thousand; non-current deferred income taxes in-creased by $36 thousand; and long-term debt increased by $69 thousand.

Long-term financing in the form of secured notes are used to ac-quire manufacturing equipment. The Company incurred $421 thou-sand of new long-term debt in 1998 to purchase a new CNC machine tool and made payments of $310 thousand on its long-term debt. The Company believes that its additional long-term borrowing ca-pacity is sufficient to provide for orderly growth.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data filed as part of this report are listed in the index appearing in Item 13 to this Form
10-KSB Annual Report.

ITEM 8.   CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are:

Name	Position	Age

G. B. Palmer	President and Director	50


E. P. Beierlorzer	Vice President of Engineering	59
		  and Director

R. G. Mercer	Vice President of Manufacturing	57
		  and Director

R. B. Thompson	Vice President of Technical	58
		Services and Director

A. W. White	Vice President of Purchasing	44
		  and Director

R. M. Sprague	Director	59

P. F. Dunn	Director	50

C. L. Mathison	Vice President of Finance          56
		  and Secretary/Treasurer

C. A. Gath	Vice President of Sales	58


There are no family relationships between any directors or ex-ecutive officers of the registrant. Officers are appointed by the Board of Directors and serve at its will or until they re-sign.

BUSINESS EXPERIENCE:

G. B. Palmer

Mr. Palmer has been president and a director of the Company since December 1996. He served as the Company's director of manufacturing from August 1990 to December 1996, and has been employed by the Company since 1986. Prior to joining the Com-pany, he was director of manufacturing of Pacific Hoe Corpora-tion. He is a metallurgical engineer.

E. P. Beierlorzer

Mr. Beierlorzer rejoined the Company as director of engineering in June 1997. He was elected to the board of directors at that time and appointed vice president of engineering in November 1997. From July 1996 to June 1997, he was a consultant. Mr. Beierlorzer was chief engineer with the Ecopak division of Ran-pak Corporation from August 1992 to June 1996. From March 1984 to August 1992, he was director of engineering for the Company. He holds four patents for equipment design.

R. G. Mercer

Mr. Mercer has worked for the Company in manufacturing since 1972. He was elected to the board of directors in June 1997 and appointed vice president of manufacturing in November 1997. He was director of manufacturing from December 1996 to November 1997. From August 1990 to December 1996, he was production man-ager.

R. B. Thompson

Mr. Thompson has worked for the Company in technical services since 1970. He was elected to the board of directors in June 1997 and appointed vice president of technical services in No-vember 1997. He was customer service manager from October 1985 to November 1997.

A. W. White

Mr. White has worked for the Company in purchasing since 1976.
He was elected to the board of directors in June 1997 and ap-pointed vice president of purchasing in November 1997. He has been the Company's purchasing manager for 21 years.

R. M. Sprague

Mr. Sprague has been a director of the Company since January 1997. He is the founder and owner of Sprague Metal Company, a manufacturer of specialty sheet metal products. He founded the company in 1974 and has been employed in the metal trades busi-ness for over 30 years.

P. F. Dunn

Mr. Dunn has been a director of the Company since February 1997.
He has been employed by the Boeing Company in various financial positions since 1973. He currently is tax manager for the the State and Local Division.

C. L. Mathison

Mr. Mathison was appointed vice president of finance in June 1998. He has been secretary/treasurer of the Company since January 1997, and the Company's controller since October 1979. Prior to joining the Company, he was assistant controller of Bayliner Marine Corporation.

C. A. Gath

Prior to joining the Company as vice president of sales in May of 1985, Mr. Gath was manager of South and Western Operations in the Cheshire Division of Xerox Corporation, a manufacturer of addressing and labeling equipment. He started with that divi-sion in 1976 as a sales representative and progressed through several management positions in sales and marketing.


401(K) PLAN:

Effective January 1, 1988, the Company established a 401(K) plan under the Internal Revenue Service Regulations. Employees are eligible to participate after one year of service. Plan partici-pants self-direct their investments choosing from five options sponsored by Merrill Lynch. An employee who elects to partici-pate may contribute in a year up to the lower of 15% of gross pay or the dollar limit under the regulations, which in 1998 was $10,000. The Company contributes a matching amount of 10% of the first $1,000 contributed by an employee in a year. In addi-tion, the Company may make a discretionary matching contribu-tion. The total amount is determined by the Company's Board of Directors and allocated to the participants based on their con-tributions. There were no discretionary contributions in 1998 and 1997. Effective January 1, 1999, the Company increased the matching contribution to 25% of the first $4,000 contributed by the employee in a year.


ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate total cash compen-sation accrued during the fiscal years ended December 31, 1998, 1997, and 1996 for the chief executive officer of the Company.

Annual Compensation

                      				  Long-Term    All Other
Name/Principal		Salary	Bonus	 Compensation Compensation
   Position		Year	  ($) 	 ($) 	      $           $___

G.B. Palmer		1998	 72,500	  0		0	      0
President/	      1997	 65,614	  0		0		0
General Manager	1996	 55,000	  0		0		0


The Compensation Committee has established an incentive plan for the Company's president. Effective June 1, 1997, the president's base salary is $72,500 per year. The president is to receive a bonus of 5% of the Company's pre-tax earnings in excess of $600 thousand, plus .5% of gross sales in excess of $11 million. No bonus was earned in 1998.

The vice president of sales is paid commissions equal to 1% of firm orders accepted. The remainder of the officers and directors are under no formal compensation agreements.

During 1998, there were no options outstanding under the Company's Stock Option Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth as of February 26, 1999, informa-tion with respect to the beneficial ownership of common stock of the Company by each person who is known by the Company to have owned beneficially more than 5% of the Company's common stock, by each of its officers and directors, and by its officers and directors as a group:

		 Percent
Name and Address	  Shares Owned	 Of Class

Alan W. White	    551,400		 17.76%
3025 196th Ave. Ct. E
Sumner, WA  98390

Rolynn G. Mercer	    520,667 (1)	  16.77%
14409 - 151 Pl. SE
Renton, WA  98056

Roy B. Thompson	    513,000 (2)	  16.52%
3901 NE 22
Renton, WA  98056

Gary B. Palmer	    264,833	   8.53%
285 Mt. Rainier Pl.
Issaquah, WA  98027

Edwin P. Beierlorzer	    256,500	   8.26%
4714 - 161 Ave. SE
Bellevue, WA  98006

William F. Carmody	    155,800 (3)	   5.02%
10826 Auburn Ave. S
Seattle, WA  98178

Rufus M. Sprague	     63,200	   2.04%
417 Milwaukee Blvd. N.
Pacific, WA  98047

Charles A. Gath	      6,000 (4)	    .19%
640 Jasmine Pl. N.W.
Issaquah, WA  98027

Patrick F. Dunn	       -0-	     *
9768 Waters Ave. S
Seattle, WA  98118

Craig L. Mathison	       -0-	     *
4504 SW Director Pl.
Seattle, WA  98136

All Directors and Officers
 as a Group (9 persons)	  2,175,600	  70.06%

*  Less than 1%

(1)	Includes 73,894 shares owned by Mr. Mercer's wife.

(2)	Includes 54,605 shares owned by Mr. Thompson's wife.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No officer, director, nominee or associate of any officer, di-rector, or nominee was indebted to the Company in an amount in excess of $60,000 at any time during the fiscal year ended De-cember 31, 1998.

R. M. Sprague, a director of the Company and owner of Sprague Metal Company, has an ongoing relationship with the Company as a supplier of sheet metal products and other miscellaneous parts. This relationship is expected to continue in the future. During the fiscal year ended December 31, 1998, the Company purchased parts costing $167,531 from the Sprague Metal Company. The Com-pany's management negotiates purchase orders and prices for the items purchased. Management believes the prices paid are com-petitive with other sources.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS
ON FORM 8-K

(a) (1) and (2) The response to this portion of Item 13 is sub-mitted as a separate section of this report.


(a) (3) The following exhibits are incorporated herein by ref-erence:

  (3)	Articles of Incorporation and by-laws.  Exhibit 1 to
Registrant's Form 10-K for the year ended December 31,
1980, File No. 0-7267.

 (10)  	Material Contracts

(10a)	Exhibit 3 to Registrant's Form 10-K for the year
ended December 31, 1980, File No. 0-7267 being
Web Press Corporation's Company Stock Option
Plan.

(10b) 	being the lease for the Company's facilities be-
tween Web Press Corporation (lessee) and William
J. Bennett (lessor) dated October 16, 1987.

(10c)	being the Promissory Note for term financing be-
tween Web Press Corporation and Washington First
International Bank dated February 3, 1997.

(10d)	being the Business Loan Agreement between Web
Press Corporation and Washington First Interna-tional Bank dated April 3, 1998.

(10e)	being the Promissory Note for term financing be-
tween Web Press Corporation and Washington First
International Bank dated February 18, 1998.

(10f)	being the Borrowing Agreement between Web Press
Corporation and the Export-Import Bank of the United States dated April 3, 1998.

The following exhibits are filed herewith:

(10g)	being the agreement to manufacture and sell
equipment between Web Press Corporation and Color Impact International, Inc.


(22)  Subsidiaries of Registrant

 (b)   Report on Form 8-K

There have been no reports on Form 8-K filed during the
three months ended December 31, 1998
 .
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Se-curities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


			WEB PRESS CORPORATION


March 22, 1999	By:	/s/ Gary B. Palmer
			Gary B. Palmer
			President and Chairman
			of the Board


March 22, 1999	By:	/s/ Craig L. Mathison
			Craig L. Mathison
			Vice President of Finance
			(Principal Accounting
			 Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Gary B. Palmer		March 22, 1999
Gary B. Palmer
President and Chairman
of the Board


/s/ Edwin P. Beierlorzer			March 22, 1999
Edwin P. Beierlorzer
Vice President of Engineering
and Director


/s/ Rolynn G. Mercer			March 22, 1999
Rolynn G. Mercer
Vice President of Manufacturing
and Director


/s/ Roy B. Thompson			March 22, 1999
Roy B. Thompson
Vice President of Technical Services
and Director


/s/Alan W. White			March 22, 1999
Alan W. White
Vice President of Purchasing
and Director


/s/ Rufus M. Sprague			March 22, 1999
Rufus M. Sprague
Director


/s/ Patrick F. Dunn			March 22, 1999
Patrick F. Dunn
Director


WEB PRESS CORPORATION
FORM 10-KSB
ITEMS 7, 13(a) (1) AND (2)
INDEX OF FINANCIAL STATEMENTS


	The following financial statements of the registrant and its subsidiary required to be included in Item 7 are listed be-low:


Page

Consolidated Financial Statements:
  Report of Independent Certified Public
    Accountants...........................................	24
  Balance Sheet as of December 31, 1998...................	25
  Statements of Operations for each of the two
    years ended December 31, 1998.........................	27
  Statements of Stockholders' Equity for each of
    the two years ended December 31, 1998.................	28
  Statements of Cash Flows for each of the two
    years ended December 31, 1998.........................	29
  Notes to Consolidated Financial Statements..............	31


Report of Independent Certified Public Accountants





Board of Directors and Stockholders
Web Press Corporation
Kent, Washington


We have audited the accompanying consolidated balance sheet of Web Press Corporation (a Washington corporation) and Subsidiary as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibil-ity is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above pres-ent fairly, in all material respects, the consolidated financial position of Web Press Corporation and Subsidiary as of December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP

Grant Thornton LLP
Seattle, Washington
March 12, 1999






WEB PRESS CORPORATION

CONSOLIDATED BALANCE SHEET
(Dollars in Thousands)


ASSETS				 December 31, 1998

Current Assets:
Cash.........................................	     $    6
Accounts receivable, less allowance for
  doubtful accounts of $10 (Note 3)..........		1,974
Inventories (Notes 2 and 3)..................		3,974
Refundable income taxes (Note 4).............		   84
Deposits.....................................		   26
Prepaid expenses.............................	    	   45
								     ------

Total Current Assets.........................		6,109

Machinery and Leasehold Improvements,
  at cost (Notes 2 and 3):
	Machinery and equipment................		3,374
	Leasehold improvements.................	  	  197
								     ------
									3,571

	Less accumulated depreciation
	 and amortization......................		2,699
								     ------

Machinery and Leasehold Improvements (Net)...	  	  872
								     ------

Total Assets.................................	     $6,981
								     ======



The accompanying notes are an integral part of the Consolidated
Financial Statements.





WEB PRESS CORPORATION

CONSOLIDATED BALANCE SHEET
(Dollars in Thousands)


LIABILITIES AND STOCKHOLDERS'	             December 31, 1998
EQUITY

Current Liabilities:
Note payable to bank (Note 3)...............	$  487
Accounts payable............................	   876
Customer deposits...........................	   269
Accrued expenses............................	   761
Deferred income taxes (Note 4)..............	    43
Current portion of long-term debt...........	   318
								------

Total Current Liabilities...................	 2,754

Long-Term Debt, less current
  portion (Note 3)..........................	   765

Deferred tax liabilities (Note 4)...........	   474

Commitments (Note 6)

Stockholders' Equity (Note 5):
	Common stock, par value $.025
	per share:
	  Authorized, 4,000,000 shares
	  Issued, 3,436,513 shares............	    86
	Paid-in capital.......................	   320
	Retained earnings.....................	 2,679
								------
	 							 3,085

	Treasury stock, 331,100 shares
	  at cost.............................	   (97)
								------

Total Stockholders' Equity..................	 2,988
								------

Total Liabilities and Stockholders' Equity..	$6,981
								======


The accompanying notes are an integral part of the Consolidated
Financial Statements.






WEB PRESS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
   (Dollars in Thousands Except Per Share Data)


		   					 Year Ended December 31,
								1998	   1997
								----     ----

Sales (Note 7)......................           $9,970	  $9,822
Cost of Sales.......................	      7,698	   7,629
							     ------	  ------
		 						2,272	   2,193

Selling, general and
  administrative expenses (Note 6)..       	1,688	   1,418
							     ------   ------
		   						  584      775

Other income........................		   59        7
Interest expense....................		 (199)    (240)
							     ------   ------

							       (140)    (233)
							     ------   ------

Earnings before taxes...............     		  444      542

Taxes on earnings
  (Note 4)..........................	        164      187
							     ------   ------

Net earnings .......................	     $  280   $  355
							     ======   ======

Basic earnings per share............		 $.09     $.11
								 ====     ====


The accompanying notes are an integral part of the Consolidated
Financial Statements.






WEB PRESS CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in Thousands)




	    Common Stock     	  Treasury	Paid-in	Retained
	 Shares  	 Amount      Stock		Capital 	Earnings

Balance, January 1, 1997	3,436,513		$86		  $(97)	$320	$2,044

Net earnings for the year	_________	___	____	____	    355

Balance, December 31, 1997	3,436,513	86 	       (97) 	320 	 2,399

Net Earnings for the Year 	_________	___	____ 	____	___280

Balance, December 31, 1998	3,436,513	$86	       $(97)	$320	$2,679




The accompanying notes are an integral part of the Consolidated Financial Statements.






WEB PRESS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Dollars in Thousands)

				         	Year Ended December 31,

						  1998		    1997

Cash flows from operating activities:
  Net earnings (loss)...................	$  280	$  355
  Adjustments to reconcile net
	earnings (loss) to net cash
	provided (used) by operating
	activities:
		Depreciation and amortization......	   219	   211
		Provision for losses on accounts
		  receivable.......................	     6	    (6)
		Inventory valuation reserve........	  (313) 	    57
		Deferred taxes.....................	   117   	   224
		Retirement of plant assets.........	     3	     2

  Increase (Decrease) in cash from
  changes in operating accounts:
		Accounts receivable................	 1,493	(2,027)
		Refundable income taxes............	    27   	  (111)
		Inventory..........................	  (911)	   650
		Deposits...........................	    81	  (107)
		Prepaid expenses...................	    (7)	    24
		Accounts payable...................	   188 	   147
		Customer deposits..................	    75	  (348)
		Accrued expenses...................	  (547)	   495
		Income taxes payable...............	______  	   (38)

		Total adjustments..................	   431	  (827)

	Net cash provided (used) by operating
	activities	   711	  (472)

Cash flows from investing activities:
	Capital expenditures..................	  (595)	  (222)
	Proceeds from retirement of plant
	   assets.............................	    58	____19

Net cash used in investing activities.   (537)      	(203)

(Continued on following page)



(Continued from previous page)

Cash Flows from financing activities:
	Proceeds from issuance of
		long-term debt....................	   421 	 1,111
	Payments on long-term debt..........	  (310)	(1,109)
	Net borrowings (payments) on line
      of credit........................	  (285)	   673

	Net cash provided (used) by
		financing activities..............	  (174)	   675

Net increase (decrease) in cash........	     0	     0

Cash at beginning of period............	     6	     6

Cash at end of period..................	$    6	$    6

Supplemental disclosures of cash
	flow information:

Cash was paid during the year for:

	Interest	  $202	  $215
	Taxes	    75	   111


The accompanying notes are an integral part of the Consolidated
Financial Statements.




WEB PRESS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TWO YEARS ENDED DECEMBER 31, 1998


Note 1 - Nature of the Company's Business:

	The Company manufactures web-fed offset printing presses. It has two product lines, the Web Leader and the Atlas. The primary difference between the Web Leader and the Atlas is that the Atlas is fifty percent faster and is manufactured in three different broadsheet newspaper page lengths. The Company's presses are designed to print on absorbent paper such as news-print. Among the products produced by the presses are newspa-pers (both broadsheet and tabloid sizes), shoppers, advertising inserts, and paperback books. Each press is composed of stan-dard modules to unwind, print, cut-off and fold the roll of pa-per into a finished product. The equipment is arranged to meet the particular printer's requirements for the number of pages, color, and size of products.

	The Company markets its presses worldwide. Company em-ployed sales representatives sell the Company's presses in the United States and Canada. Foreign sales are made through inde-pendent agents in Central and South America, Asia, Europe, and the Middle East. Sales are based on a combination of price, service, quality, and the versatility of the equipment.

Note 2 - Summary of Significant Accounting Policies:

Principles of consolidation

	The accompanying consolidated financial statements include the accounts of Web Press Corporation and Web Leader Interna-tional, Inc., its wholly-owned Domestic International Sales Cor-poration (DISC). All significant inter-company accounts and transactions have been eliminated in consolidation.

Inventories

	Raw materials, work-in-progress and finished goods are stated at the lower of average cost or market. Used presses and other related press equipment are stated at the lower of cost(specific identification basis) or market. Inventory costs include material, labor, and manufacturing overhead. Invento-ries were classified as follows at December 31:




		(Dollars in Thousands)
	       	        1998

	Raw materials and parts
	(including subassemblies)........	 $1,768
	Work-in-progress.................	1,117
	Finished goods...................	  721
	Used equipment...................	   368

		$3,974


Machinery and leasehold improvements

 	Machinery and equipment are depreciated on the straight-line method for financial statement purposes, based upon useful lives of three to ten years. Leasehold improvements are amor-tized over their useful lives or the term of the lease, which-ever is shorter. For income tax purposes, accelerated methods are used for all eligible assets.

	Maintenance and repairs are charged directly to costs or expenses as incurred. Equipment of only nominal value and re-newals and betterments which do not appreciably extend the life of the asset are charged directly to costs or expenses.

 	Fully depreciated or fully amortized assets which are no longer in use or are not identifiable are written off by charges to the allowance for accumulated depreciation and amortization. When assets are retired or disposed of, the costs and accumu-lated depreciation of such assets are removed from the accounts and the difference between the net depreciated cost and the amount received is recorded in the statements of operations.

Research and development costs

	Research and development costs are expensed as incurred.
Total research and development costs charged to operations dur-ing the years ended December 31, 1998 and 1997 were $450 thou-sand and $292 thousand, respectively.

Revenue recognition

	Revenue from sales of manufactured products under firm con-tracts is recognized generally at the time equipment is avail-able for shipment. All freight and installation costs are ac-crued at the time revenue is recognized. Estimated costs re-lated to product warranties are provided at the time of sale. Proceeds received on contracts prior to recognition as a sale are recorded as deposits.



Earnings per share

	Earnings per share-basic and diluted were calculated based on the weighted average number of shares outstanding. The weighted average-basic and diluted number of shares outstanding was 3,105,413 in 1998 and 1997.

Estimates

	The Company makes certain cost estimates when it records a press sale and uses other estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses.
Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. All are re-ported in conformity with generally accepted accounting princi-ples. Company management believes the basis for these estimates are accurately reflected in the financial statements; however, actual results may differ from estimated amounts.

Note 3 - Financing:

	On December 31, 1998, the Company had a financing facility with a commercial bank consisting of two separate term notes and two separate revolving lines of credit.

	The Company's primary line of credit is for borrowing up to $1.2 million and matures on April 15, 1999. On December 31,
1998, the balance owing on the line was $400 thousand. The in-terest rate charged is 2 percent above the bank's prime rate.
The rate was 9.75 percent on December 31, 1998.

	The Company has a second line of credit for borrowing up to an additional $1 million to manufacture equipment for export.
The line matures on April 15, 1999. The loan is a revolving line of credit based on a series of transactions backed by let-ter of credit orders acceptable to the bank. The interest rate charged is 1.5 percent above the bank's prime rate. Borrowings against this line were $87 thousand on December 31, 1998, and the interest rate charged was 9.25 percent. The line is secured by an "export working capital guarantee" from the Export-Import Bank of the United States.

	The Company has a term loan with the bank for $975 thousand dated February 3, 1997. The loan requires the Company to make
48 monthly payments, with the first payment due March 3, 1997, and the final payment due February 3, 2001. The interest rate charged is 2 percent above the bank's prime rate. On December
31, 1998, the balance outstanding on the note was $578 thousand, the interest rate was 9.75 percent, and the monthly payment was $24,857.

	The Company has a second term loan with the bank for $420,700 dated February 18, 1998. The loan is amortized over 7 years and the interest rate charged is 9 percent. The first payment was due on March 18, 1998, and was for interest only, to be followed by 59 monthly payments of $6,794. The final payment of $155,675 is due on February 18, 2003. On December 31, 1998, the balance outstanding on the note was $387 thousand.

	Accounts receivable, firm orders in production, inventories and values in excess of the long-term financing on equipment are pledged as collateral.

Long-term debt consists of the following:

		(Dollars in Thousands)
		December 31, 1998

Term note, 2% above prime rate,
due in monthly installments of $24,857
including interest.  Final payment
due February, 2001........................     $  578

Note payable for equipment, 9.3%,
due in monthly installments of $2,198
including interest.  Final payment due
in March, 2004............................	 109

Note payable for equipment, 9%, due in
monthly installments of $6,794 including
interest. Final payment of $155,675 due
in March, 2003............................	387

Note payable for equipment, 8.23%, due in
monthly installments of $277 including
interest.  Final payment due in December,
2001......................................          9
		1,083

Less current portion......................	 _ 318

	                                             $  765

	Equipment with an original cost of $571 thousand is pledged as collateral under the notes payable for equipment.

	Maturities of the long-term debt for the next five years are as follows:

		(Dollars in Thousands)
	1999                         $	 318
	2000	  352
	2001	   131
	2002	86
	2003	190
	Thereafter	            6

		       $1,083

	The estimated fair value of long-term debt approximates carrying value at December 31, 1998 and 1997, based on the bor-rowing rates currently available to the Company for bank loans with similar terms and average maturities.

Note 4 - Income Taxes:

	The taxes on earnings consist of the following:

	      (Dollars in Thousands)
	      Year Ended December 31,
	         1998	 1997

Current tax expense	         $ 47
Currently refundable  	                              $(37)
Deferred taxes                         117           224

                                      $164          $187

	The taxes on earnings differ from the federal statutory rate as follows:

		       (Dollars in Thousands)
		       Year Ended December 31,
		         1998   	  	1997

Taxes at statutory rate	  $151	   $184
Permanent difference	     5	      3
Prior year tax adjustment	     8	   ____
		  $164	   $187

	The components of deferred taxes included in the balance sheet as of December 31, 1998, are as follows:

		  (Dollars in Thousands)

Current deferred tax liabilities:
  Gross margin on deferred sales..	  $139
  Inventory valuation reserve.....	   (12)
  Compensation payable............	   (44)
  Warranty........................	   (18)
  263(a) costs....................   	   (19)
  Other...........................	    (3)

		  $ 43

Non-current deferred tax liabilities:
  Deferred DISC income............	  $464
  Excess tax depreciation.........	    10

			  $474

Note 5 - Common Stock:

	The Company's Stock Option Plan permits issuance of stock options to key employees at prices not less than 100% of market price at the date of grant. An aggregate of 600,000 shares of common stock is reserved in connection with this Plan. As of December 31, 1998, no options have been granted under this Plan.

Note 6 - Commitments and contingencies:

	 On December 17, 1998, the Company received a Notice of De-ficiency for $70,316 from the Internal Revenue Service (IRS) for federal income taxes for the calendar year 1990. In its 1993 federal tax return the Company carried back a loss to recover taxes paid in 1990. The IRS has determined that in its 1993 federal tax return the Company should have included as taxable income deposits received on sales that were delivered and in-stalled in 1994 and included by the Company in its 1994 federal tax return. The Company disputes the entire amount of the defi-ciency and on the advice of its legal counsel has petitioned the United States Tax Court for a redetermination of the deficiency.
A date has not been set for trial. Should the court sustain the IRS's position the Company would be able to carry the loss for-ward to offset future earnings. The result would be the payment of interest by the Company on the disputed amount.

	The Company has an agreement granting it the exclusive right to manufacture and sell in the United States and most other countries printing equipment designed by Color Impact In-ternational, Inc. The grantor may purchase the equipment from the Company and resell it in Russia and China. Another company has the exclusive right to manufacture and sell the equipment in India. The agreement commenced on August 17, 1998, and is for a period of 10 years. It requires the Company to pay Color Impact International, Inc. a license fee equal to 7 percent of the gross selling price for the equipment. The minimum license fee is $70 thousand in any 12-month period from the commencement date. The Company may enhance or modify the equipment and com-mingle it with equipment of its own design.

	The Company has leased a 49,000 square foot manufacturing and office facility located in Kent, Washington, since May 1988.
The lease expires in November 2003, and includes a five-year re-newal option. The total monthly payment is $16,155.

	Rental expense was $169 thousand in 1998 and $159 thousand in 1997.

Remaining minimum rental commitments are as follows:

	                       (Dollars in Thousands)
	1999.........	 $194
	2000.........	  194
	2001.........	194
	2002.........	194
	2003.........	 173

		$949

Note 7 - Market Segment and Concentration Information:

	Substantially all of the Company's operations relate to the manufacture and sale of printing presses and associated equipment. The Company markets its presses worldwide. International sales accounted for 26.2% of total sales in 1998 and 56.7% in 1997. The Company is not dependent on any country or region of the world for international sales and domestic sales are disseminated throughout the United States.

	Export sales of equipment by geographical area were as fol-lows:

			 (Dollars in Thousands)
			 Year Ended December 31,
	     1998	 1997

	Asia	$     	$   15
	Western Hemisphere	   679 	 1,416
	Europe	 1,441	 3,891

		$2,120	$5,322

	The Company normally has one or more individual press sales which account for more than 10% of revenues in a given year. It is uncommon for a customer to place a large order for additional equipment in the years immediately following purchase of a press. On an ongoing basis, the Company does not believe it is dependent on any one customer for a significant portion of its business.

	During 1998, the Company had sales to two separate customers which, as a percentage of total consolidated sales, were 11.8% and 10.5%. In 1997, the Company had sales to two separate cus-tomers which accounted for 10.1% and 22.4% of sales.

Note 8 - Retirement Savings Plan:

	The Company has a 401(k) plan covering all employees who have completed one year of service. Plan participants self-direct their investments choosing from five options sponsored by Merrill Lynch. The Company matches up to 10% of the first $1,000 contributed by the employee in a year. Effective Janu-ary 1, 1999, the Company increased the matching contribution to 25% of the first $4,000 contributed by the employee in a year. The Company may also make discretionary contributions to the plan. Fees paid the administrator, plus the Company's matching contribution, totaled approximately $7 thousand in 1998 and $10 thousand in 1997.


1



38