Form 10QSB
period 1999-03-31
WEB PRESS CORP
filed 1999-05-13
CIK 105183

            U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

                           FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ending March 31, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
           OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number 0-7267

WEB PRESS CORPORATION   _____________________________
(Exact name of registrant as specified in its charter)

Washington                                           91-0851298 _____
(State or other jurisdiction of     (I.R.S. Employer
 incorporation or organization)      Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
(applicable only to corporate issuers):  Common Stock, $.025 par value per share; 3,105,413 shares outstanding as of May 12, 1999.
                _ _ _ _ _ _  _ _ _ _ _ _ _ _ _ _ _

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

                     PART I

              FINANCIAL INFORMATION

              WEB PRESS CORPORATION

            CONSOLIDATED BALANCE SHEET
              (Dollars in Thousands)

ASSETS                                   March 31, 1999
                                         ______________
Current Assets:
  Cash                                             $  143
  Accounts receivable, less
    allowance for doubtful
    accounts of $11                                 1,054
  Inventories                                       4,926
  Refundable income taxes                              98
  Deposits                                             33
  Prepaid expenses                                     25
                                                   ______

  Total Current Assets                              6,279

Machinery and Leasehold Improvements,
at cost:
  Machinery and equipment                           3,401
  Leasehold improvements                              197
                                                   ______
                                                    3,598
  Less accumulated depreciation
    and amortization..............                 (2,747)
                                                   ______
  Machinery and Leasehold
  Improvements (Net)                                  851
                                                   ______

  Total Assets                                     $7,130
                                                   ======

The above figures are unaudited. The accompanying notes are an integral part of the Consolidated Financial Statements.

                    WEB PRESS CORPORATION

                  CONSOLIDATED BALANCE SHEET
                    (Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY         March 31, 1999
                                             ______________
Current Liabilities:
  Note payable to bank......................      $  990
  Accounts payable..........................         559
  Customer deposits.........................         660
  Accrued expenses..........................         516
  Deferred income taxes ....................           7
  Current portion of long-term debt.........         326
                                                  ______
Total Current Liabilities...................       3,058

Long-Term Debt, less current portion........         680

Deferred Tax Liabilities....................         474

Commitments

Stockholders' Equity:
  Common stock, par value $.025 per share:
  Authorized, 4,000,000 shares
  Issued, 3,436,513 shares.................           86
  Paid-in capital..........................          320
  Retained earnings........................        2,609
                                                  ______
                                                   3,015

  Treasury stock, 331,100 shares at cost...          (97)
                                                  ______

Total Stockholders' Equity..................       2,918
                                                  ______

Total Liabilities and
 Stockholders' Equity.......................      $7,130
                                                  ======


The above figures are unaudited. The accompanying notes are an integral part of the Consolidated Financial Statements.

                     WEB PRESS CORPORATION

             Consolidated Statements of Operations

             For the three months ending March 31,
        (Dollars in Thousands Except Earnings Per Share)

                                         1999      1998
                                         ____      ____

Sales.........................          $1,405    $1,015

Cost of sales.................           1,114       768
                                        ______    ______
                                           291       247
Selling, general and
  administrative expenses.....             347       334
                                        ______    ______                                                  (56)      (87)
Interest expense..............              50        46

Loss before tax benefit.......            (106)     (133)

Tax benefit on loss ..........             (36)      (45)
                                        ______    ______

Net loss......................          $  (70)   $  (88)
                                        ======    ======

Basic loss per share..........           $(.02)    $(.03)
                                         =====     =====

The above figures are unaudited. The accompanying notes are an integral part of the Consolidated Financial Statements.

                      WEB PRESS CORPORATION

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ending March 31,
                      (Dollars in Thousands)

                                               1999       1998
                                               ____       ____
Cash flows from operating activities:
  Net earnings (loss)...................    $   (70)   $  (88)
  Adjustments to reconcile net
  earnings (loss) to net cash provided
  (used) by operating activities:
    Depreciation and amortization.......         47        52
    Inventory valuation reserve.........         26        16
    Provision for losses on accounts
      receivable........................          2         2
    Deferred taxes......................        (36)      (45)
    Retirement of plant assets..........                    5

    Increase (Decrease) in cash from
    changes in operating accounts:

      Accounts  receivable..............        918      2,507
      Inventory.........................       (977)    (1,109)
      Deposits..........................         (7)        56
      Income taxes refundable...........        (14)
      Prepaid expenses..................         20         19
      Accounts payable..................       (317)      (260)
      Customer deposits.................        391          2
      Accrued expenses..................       (245)      (749)
                                              _____      _____

      Total adjustments.................       (192)       496
                                              _____      _____

    Net cash provided(used) by
      Operating activities..............       (262)       408

Cash flows from investing activities:
  Capital expenditures..................        (27)      (451)
  Proceeds from retirement of plant
    Assets..............................                    55
                                              _____      _____

Net cash used by investing activities...        (27)      (396)







(Continued from previous page)


Cash Flows from financing activities:
  Proceeds from issuance of
    long-term debt......................                   421
  Payments on long-term debt............        (77)       (68)
  Net borrowings (payments) under
    line of credit......................        503       (335)
                                             ______     ______
  Net cash provided by financing
    activities..........................        426         18
                                             ______     ______

Net increase in cash....................        137         30

Cash at beginning of period.............          6          6
                                             ______      _____

Cash at end of period...................     $  143      $  36
                                             ======      =====

Supplemental disclosures of cash
  flow information:

  Cash was paid during the year for:

  Interest..............................        $44        $42
  Taxes.................................         15


The above figures are unaudited. The accompanying notes are an integral part of the Consolidated Financial Statements.

                      WEB PRESS CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE THREE MONTHS ENDING MARCH 31, 1999

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

Inventories were classified as follows:

                                (Dollars in Thousands)
                                    March 31, 1999
                                    ______________
    Raw materials and parts
    (including subassemblies).....     $2,266
    Work-in-progress..............      1,273
    Finished goods................        961
    Used equipment................        426
                                       ______

                                       $4,926
                                       ======

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

Earnings per share
__________________

Earnings per share-basic and diluted were calculated based on the weighted average number of shares outstanding. The weighted average-basic and diluted number of shares outstanding were 3,105,413 in 1999 and 1998.

Note 2 - Financing:

On March 31, 1999, the Company had a line of credit with a commercial bank for borrowing up to $1.2 million. The interest rate charged was 2 percent above the bank's prime rate. Borrowings against this line were $905 thousand on March 31, 1999. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.

On March 31, 1999, the Company had a second line of credit with the bank for borrowing up to an additional $1 million to manufacture equipment for export. The loan is a revolving line of credit based on a series of transactions backed by letter of credit orders acceptable to the bank. Borrowings against this line were $84 thousand on March 31, 1999. The line is secured by an "export working capital guarantee" from the Export-Import Bank of the United States. The interest rate charged is 1.5 percent above the bank's prime rate.

On April 7, 1999, the Company secured new financing from another bank. The new loan is a revolving line of credit and provides for borrowing up to $3 million for the general business purposes of the Company. Interest is to be paid monthly and the interest rate charged is the bank's prime rate. The rate was 7.75 percent on April 7, 1999. The loan is to be repaid in one payment on June 1, 2002. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.

The Company used the new loan to retire the two lines of credit and to payoff two term notes held by the prior bank. The total amount borrowed to make these payments was $2.018 million.

The new bank has also agreed to provide the Company with a second loan for borrowing up to an additional $2 million to manufacture equipment for export. The loan is to be secured by an "export working capital guarantee" from the Export-Import Bank of the United States. The Company and the bank are presently in the process of securing that guarantee.

Long-term debt consists of the following:

                                            (Dollars in Thousands)
                                                March 31, 1999
                                                ______________

Term note, 2% above prime rate, due
in monthly installments of $24,857
including interest.  Final payment
due February, 2001........................          $  517


Note payable for equipment, 9.3%, due
in monthly installments of $2,198
including interest.  Final payment due
in March, 2004............................             105


Note payable for equipment, 9%, due in
monthly installments of $6,794 including
interest.  Final payment of $155,675 due
in March, 2003............................             376

Note payable for equipment, 8.23%, due in
monthly installments of $277 including
interest.  Final payment due in December,
2001......................................               8
                                                    ______
                                                     1,006

Less current portion......................             326
                                                    ______

                                                    $  680
                                                    ======

     Equipment with an original cost of $571 thousand is pledged as collateral under the notes payable for equipment and the equipment purchase contracts.

Note 3 - Common Stock:

The Company's Stock Option Plan permits issuance of stock options to key employees at prices not less than 100% of market price at the date of grant. An aggregate of 600,000 shares of common stock is reserved in connection with this Plan. As of March 31, 1999, no options had been granted under this Plan.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS
_________________

Sales for the first quarter of 1999 increased $390 thousand to $1.405 million. In 1998, first quarter sales were $1.015 million. New equipment sales increased $427 thousand to $1.045 million in the first quarter of 1999, and accounted for most of the increase in sales. The Company did not sell any used equipment in the first quarter of 1999. In the first quarter of 1998, the Company had used equipment sales of $94 thousand. The sale of parts and service in 1999 increased $57 thousand from the same period in 1998, to $360 thousand. The backlog of orders believed to be firm was $3.172 million on May 11, 1999, compared with $3.155 million on May 13, 1998.

Cost of sales, expressed as a percentage of sales, increased to
79.3 percent in the first quarter of 1999, compared with 75.6 percent in the first quarter of 1998. The primary reasons for the increase were a lower profit margin for new equipment sold in the first quarter of 1999; cost overruns on certain new equipment sales; and a $43 thousand increase in research and development cost in 1999 compared with 1998. Gross profits were $291 thousand and $247 thousand in the first quarter of 1999 and 1998, respectively.

Selling, general and administrative expenses increased by $13 thousand in the first quarter of 1999 compared with the same period in 1998. Selling expense increased $21 thousand to $207 thousand in the first quarter of 1999, compared to first quarter of 1998. Most of the increase was for incentive compensation. Administrative expenses in 1999 declined by $7 thousand from the corresponding period in 1998, to $140 thousand.

Interest expense was $50 thousand in the first quarter of 1999, compared with $46 thousand in the first quarter of 1998. The average interest rate on the Company's short-term borrowings from the bank was 9.5 percent in 1999 and 10.4 percent in 1998. The average amount of short-term borrowings outstanding increased to $363 thousand in 1999 from $322 thousand in 1998.

The Company had a net loss of $70 thousand in the first quarter of 1999, compared with a net loss of $88 thousand in the first quarter of 1998. The lower gross margin on new equipment sales, cost overruns, and higher research and development cost all contributed to the net loss in 1999.

LIQUIDITY
_________

Net working capital was $3.221 million and the current ratio was 2.1:1on March 31, 1999. Net cash used by operating activities was $262 thousand in the first quarter of 1999. Changes in working capital components from December 31, 1998 include an increase in inventories of $977 thousand, a decrease in accounts receivable of $918 thousand, an increase in customer deposits of $391 thousand, and lower accrued expenses and accounts payable of $245 thousand and $317 thousand, respectively.

The Company is manufacturing equipment in larger lots to meet demand for the Quad-Stack and to achieve other manufacturing efficiencies. This has caused inventories to increase. On March 31, 1999, raw materials and parts had increased $498 thousand; work-in-progress had increased $156 thousand; finished goods had increased $240 thousand; and used equipment had increased $58 thousand, from December 31, 1998.

Funds provided by operations are the Company's primary source of liquidity. In addition, the Company uses short-term debt from two separate revolving lines of credit with a commercial bank to finance fluctuating working capital requirements. On March 31, 1999, the Company had additional borrowing capacity of $295 thousand from its operating line of credit and $916 thousand from its "export" line of credit.

On April 7, 1999, the Company secured new financing from another bank. The new loan is a revolving line of credit and provides for borrowing up to $3 million for the general business purposes of the Company. Interest is to be paid monthly and the interest rate charged is the bank's prime rate. The loan is to be repaid in one payment on June 1, 2002. The Company used the loan to retire two existing lines of credit and to payoff two long-term notes held by a different bank. The total amount borrowed to make these payments was $2.018 million.

The new bank has also agreed to provide the Company with a second loan for borrowing up to an additional $2 million to manufacture equipment for export. The loan is to be secured by an "export working capital guarantee" from the Export - Import Bank of the United States. The Company and the bank are presently in the process of securing that guarantee.

CAPITAL RESOURCES
_________________

Total assets were $7.130 million on March 31, 1999.
Stockholder's equity was $2.918 million, a decrease of $70 thousand from December 31, 1998, and long-term debt was decreased by $85 thousand to $680 thousand during the same period. Long-term debt and deferred income taxes (net of deferred tax assets), as a percentage of total capitalization was 28 percent on March 31, 1999. The Company believes that its borrowing capacity is sufficient to provide for orderly growth.

YEAR 2000
_________

The Company's computer software systems consist primarily of programs written for the Company. The Company has tested the system using year 2000 data. The systems functioned properly in almost every respect. The Company has hired two outside consultants to make improvements and certain changes as a result of these tests. The Company expects these changes to be completed by September 30, 1999.

The equipment used to manufacture the Company's presses are all year 2000 compliant. The Company has contacted "critical" vendors and service providers about their ability to deliver products or services without interruption at the year 2000. Based on the assurances of these vendors or service providers, the Company has concluded that it is highly unlikely to have its supply of raw material or basic services interrupted by a year 2000 computer problem.

The equipment manufactured by the Company is not date sensitive or run by computer. The Company, therefore, does not have to upgrade or change any of the equipment it manufactures to be year
2000 compliant.

Item 6.  Exhibits and Reports on Form 8-K
_________________________________________

(a) Exhibits

(10) Material Contracts

     The following exhibits are filed herewith:

     (10k)   being the Business Loan Agreement between Web Press
     Corporation and KeyBank National Association dated
     April 7, 1999.

(b) Reports on Form 8-K -- There are no reports on Form 8-K filed for the three months ending March 31, 1999.


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


                                            WEB PRESS CORPORATION
                                            _____________________
                                                   (Registrant)


May 12, 1999                       /s/Gary B. Palmer
____________                       ________________________
Date                               Gary B. Palmer, President


May 12, 1999                       /s/Craig L. Mathison
____________                       _____________________________
Date                               Craig L. Mathison
                                   Vice President of Finance
                                   (Principal Accounting Officer)