Form 10QSB
period 1999-06-30
WEB PRESS CORP
filed 1999-08-13
CIK 105183

U.S. SECURITIES AND EXCHANGE COMMISSION

                      Washington, D. C. 20549


                            FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ending June 30, 1999
                            -------------
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
     OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number 0-7267
                       ------
WEB PRESS CORPORATION
-----------------------------------------------------
(Exact name of registrant as specified in its charter)

Washington                          91-0851298
-------------------------------     ----------
(State or other jurisdiction of	    (I.R.S. Employer
 incorporation or organization)	     Identification No.)

22023 68th Avenue S., Kent, Washington 98032
--------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code (253) 395-3343
                                                   --------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days Yes X No
    -     --
All reports during the preceding 12 months have been filed.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
(applicable only to corporate issuers):  Common Stock, $.025 par value per share; 3,105,413 shares outstanding as of August 11,
1999.
                _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

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

                                PART I
                               ------
                        FINANCIAL INFORMATION
                        ---------------------
                        WEB PRESS CORPORATION

                     CONSOLIDATED BALANCE SHEET
                       (Dollars in Thousands)


   ASSETS                                    June 30, 1999
                                             -------------
   Current Assets:
     Cash.........................              $    3
     Accounts receivable, less
       allowance for doubtful
       accounts of $12............                 594
     Inventories..................               5,375
     Refundable Income Taxes......                  84
     Deposits.....................                  70
     Prepaid expenses.............                  64
                                                ------
   Total Current Assets...........               6,190

   Machinery and Leasehold
     Improvements, at cost:
     Machinery and equipment......               3,378
     Leasehold improvements.......                 197
                                                ------
                                                 3,575

     Less accumulated depreciation
       and amortization...........               2,742
                                                ------
   Machinery and Leasehold
     Improvements (Net)...........                 833
                                                ------

   Total Assets...................              $7,023
                                                ______
                                                ______


   The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                    WEB PRESS CORPORATION

                 CONSOLIDATED BALANCE SHEET
                   (Dollars in Thousands)


   LIABILITIES AND STOCKHOLDERS' EQUITY            June 30, 1999
                                                   -------------

   Current Liabilities:
      Accounts payable.........................       $  579
      Customer deposits........................          400
      Accrued expenses.........................          381
      Deferred income taxes....................            3
      Current portion of long-term debt........           21
                                                      ------
   Total Current Liabilities...................        1,384

   Long-Term Debt, less current portion........        2,229

   Deferred taxes on income....................          474

   Stockholders' Equity:
     Common stock, par value $.025 per share:
      Authorized, 4,000,000 shares
      Issued, 3,436,513 shares.................           86
     Paid-in capital...........................          320
     Retained earnings.........................        2,627
                                                      ------
                                                       3,033

     Treasury stock, 331,100 shares at cost....          (97)
                                                      ------
   Total Stockholders' Equity..................        2,936
                                                      ------
   Total Liabilities and
      Stockholders' Equity.....................       $7,023
                                                      ------
                                                      ------

   The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                          WEB PRESS CORPORATION

                  Consolidated Statements of Operations

              For the three and six months ending June 30th,
             (Dollars in Thousands Except Earnings Per Share)

                                   THREE MONTHS        SIX MONTHS
                                   ------------        ----------
                                  1999      1998     1999     1998
                                  ----      ----     ----     ----
   Sales....................     $2,289    $3,104   $3,694   $4,119

   Cost of sales............      1,754     2,363    2,868    3,131
                                 ------    ------   ------   ------
                                    535       741      826      988
   Selling, general and
     administrative
     expenses..............         458       408      805      742
                                 ------    ------   ------   ------
                                     77       333       21      246

   Interest expense.........         45        57       95      103
                                 ------    ------   ------   ------
   Earnings (loss) before
     taxes (benefit)........         32       276      (74)     143

   Taxes (benefit) on
     earnings(loss).........         11        94      (25)      49
                                 ------    ------   ------   ------
   Net earnings ............     $   21    $  182   $  (49)  $   94
                                 ------    ------   ------   ------
                                 ------    ------   ------   ------
   Earnings (loss) per share      $.006      $.06    $(.02)    $.03

   The above figures are unaudited. The accompanying notes are an integral part of these statements of earnings.

                         WEB PRESS CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the six months ending June 30th,
                         (Dollars in Thousands)

                                               1999    1998
                                               ----    ----
   Cash flows from operating activities:
     Net earnings (loss) ..................   $  (49) $    94
     Adjustments to reconcile net
     earnings (loss) to net cash provided
     (used)by operating activities:
       Depreciation and amortization.......       95       109
       Provision for losses on accounts
         receivable........................        3         4
       Deferred taxes on income............      (40)       48
       Inventory valuation reserve.........       56        79
       Retirement of plant assets..........                  3
       Increase (Decrease) in cash from
       changes in operating accounts:

        Accounts receivable................    1,375     1,382
        Inventory..........................   (1,457)     (879)
        Deposits...........................      (44)       (7)
        Prepaid expenses...................      (19)      (32)
        Accounts payable...................     (297)     (155)
        Customer deposits..................      131       139
        Accrued expenses...................     (380)     (830)
                                              ------    ------
        Total adjustments                       (577)      (98)
                                              ------    ------
      Net cash used by operating
        activities.........................     (626)       (4)

   Cash flows from investing activities:
     Capital expenditures..................      (57)     (521)
     Proceeds from retirement of assets....                 55
                                              ------    ------
   Net Cash used by investing activities...      (57)     (466)



   Continued on following page
   ---------------------------


   Continued from previous page
   ----------------------------

   Cash Flows from financing activities:
     Proceeds from issuance of long-term
       debt................................       421
     Payments on long-term debt............      (974)    (149)
     Net borrowings under short-term
       line of credit......................      (487)     264
     Net borrowings under long-term
       line of credit......................     2,141
                                               ------   ------
     Net cash provided by
       financing activities................       680      536
                                               ------   ------
   Net increase (decrease) in cash.........        (3)      66

   Cash at beginning of period.............         6        6
                                               ------   ------
   Cash at end of period...................    $    3   $   72
                                               ------   ------
   Supplemental disclosures of cash            ------   ------
     flow information:

     Cash was paid during the year for:
     Interest..............................       $82     $123

   The above figures are unaudited. The accompanying notes are an integral part of these statements of cash flows.

                      WEB PRESS CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            FOR THE SIX MONTHS ENDING JUNE 30, 1999

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

   Inventories were classified as follows:

                                        (Dollars in Thousands)
                                             June 30, 1999
                                             -------------
        Raw materials and parts
        (including subassemblies).....           $2,630
        Work-in-progress..............            1,167
        Finished goods................            1,221
        Used equipment................              357
                                                 ------
                                                 $5,375
                                                 ------
                                                 ------

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

   Note 2 - Financing:

   The Company has a revolving line of credit with a commercial bank for borrowing up to $3 million. Borrowings against this line were $2.141 million on June 30, 1999. That amount is included in long-term debt on the balance sheet. The loan matures on June 1, 2002. The interest rate charged is the bank's prime rate. That rate was
   7.75 percent on June 30, 1999. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.


   The Company has another agreement with the bank for borrowing on a short-term basis up to an additional $2 million to manufacture equipment for export. On June 30, 1999, there were no borrowings under this agreement. On July 20, 1999, the Company executed a loan using this agreement allowing it to borrow up to $315 thousand to manufacture a specific foreign order. The loan is to be repaid when the press ships or after six months, whichever occurs first. The interest rate charged is .25 percent under the bank's prime rate. The initial rate was 7.75 percent. The loan is secured by an "export working capital guarantee" from the Export-Import Bank of the United States.

   Long-term debt consists of the following:

                                             (Dollars in Thousands)
                                                 June 30, 1999
                                                 -------------

   Note payable for equipment, 9.38%, due
   due in monthly installments of $2,198
   including interest.  Final payment
   due in March, 2004........................      $  101


   Note payable for equipment, 8.23%,
   due in monthly installments of
   $277 including interest.  Final
   payment due in December, 2001.............           8
                                                   ------
                                                      109

   Less current portion......................          21
                                                   ------

                                                   $   88
                                                   ------
                                                   ------

   Equipment with original cost of $151 thousand is pledged as collateral under the notes payable for equipment and the equipment purchase contracts.

   Note 3 - Common Stock:

   The Company's Stock Option Plan permits issuance of stock options to key employees at prices not less than 100% of market price at the date of grant. An aggregate of 600,000 shares of common stock is reserved in connection with this Plan. As of June 30, 1999, no options had been granted under this Plan.

                MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   OPERATING RESULTS
   -----------------

   Sales during the second quarter and for the first six months of 1999 were $2.289 million and $3.694 million, respectively. In 1998, sales were $3.104 million in the second quarter and $4.119 million for the six-month period. Lower used equipment sales accounted for most of the decline in sales in 1999. For the six-month period, used equipment sales were $134 thousand in 1999,
   compared with $554 thousand in 1998.   New equipment sales in 1999
   were $1.848 million in the second quarter and $2.893 million for the first six months, compared with 1998 sales of $2.225 million in the second quarter and $2.843 million for the first six months. In 1999, the sale of parts and service declined 29.8 percent in the second quarter and 7.6 percent for the first six months, compared with the same periods in 1998. For the first six months, international sales as a percentage of total sales, were 41.6 in 1999 and 33.8 percent in 1998.

   Cost of sales, as a percentage of sales, was 76.6 percent in the second quarter and 77.6 percent for the first six months of 1999. In 1998, it was 76.1 percent in the second quarter and 76 percent for the six-month period. New equipment sales and the gross profit margin on those sales were both slightly higher in 1999 compared with 1998; however, lower gross profits on used equipment sales and parts sales, and cost overruns on certain 1998 sales installed in 1999, counteracted the benefit of the increases on the consolidated gross profit margin.

   Selling, general and administrative expenses for the second quarter of 1999 were 12.3 percent higher than they were for the same period in 1998. For the first six months of 1999, they increased 8.5 percent over 1998 expenses for the same period. Higher selling expenses, which increased $56 thousand during the first six months of 1999, caused most of the increase. Commissions and payroll costs increased 9.7 percent, the cost of attending certain trade shows increased 7.9 percent, and advertising costs increased 31.6 percent in 1999 from 1998. Most other selling, general and administrative expenses did not change significantly.

   Interest expense was $45 thousand in the second quarter and $95 thousand for the first six months of 1999, compared with $57 thousand and $103 thousand for the respective periods in 1998. The average interest rate on the Company's revolving lines of credit from the bank was 7.9 percent for the second quarter and 8.7 percent for the first six months of 1999, compared with 10.3 percent in the second quarter and 10.4 percent for the first six months of 1998. Average borrowings from the Company's revolving lines of credit with the bank in 1999 were $2.076 million in the second quarter and $1.539 million for the first six months, compared with $768 thousand and $560 thousand for the corresponding periods in 1998. The higher average borrowings in 1999 results from the conversion of most of the Company's long-term debt into a long-term revolving line of credit, allowing the Company to pay interest only on the money it needs. The lower average interest rate on those borrowings in 1999 is because the interest rate on the new revolving line of credit is 2 percent lower than the rate for the retired short-term revolving line of credit used by the Company in 1998.

   Net earnings in the second quarter were $21 thousand in 1999, compared with net earnings of $182 thousand in the second quarter of 1998. For the six-month period, the Company had a net loss of $49 thousand in 1999, compared with net earnings of $94 thousand in 1998.

   The Company's operating results for the first six months of 1999 are not necessarily indicative of results to be expected for the full year, particularly because of the high value of each order for the Company's equipment and their irregular timing. The Company expects 1999 sales and earnings to meet or exceed those of 1998.

   LIQUIDITY
   ---------

   On April 7, 1999, the Company converted its short-term borrowings and two long-term notes with a bank into a new, longer term, revolving line of credit with another bank. The total amount borrowed to make these payments was $2.018 million. The new revolving line of credit, which allows for borrowing up to $3 million, matures on June 1, 2002. This financing facility increased the company's working capital. One June 30, 1999, net working capital was $4.806 million and the current ratio was 4.5:1.

   Other changes in working capital components from December 31, 1998, included a decrease in accounts receivable of $1.375 million, an increase in inventories of $1.457 million, a decrease in accounts payable and accrued expenses of $297 thousand and $380 thousand, respectively, and an increase in customer deposits of $131 thousand.

   The Company is manufacturing equipment in larger lots to meet demand for certain modules and to achieve other manufacturing efficiencies. This has caused inventories to increase. On June 30, 1999, raw material and parts inventories had increased $862 thousand; work-in-progress had increased $50 thousand; finished goods had increased $500 thousand; and used equipment had decreased by $11 thousand, from December 31, 1998.

   CAPITAL RESOURCES
   -----------------

   Total assets were $7.023 million on June 30, 1999. Stockholder's equity was $2.936 million, a decrease of $49 thousand from December 31, 1998. Long-term debt, primarily in the form of the new revolving line of credit, was $2.250 million. Long-term debt and deferred incomes taxes, as a percentage of total capitalization was 48 percent on June 30, 1999. The Company believes that its borrowing capacity is sufficient to provide for orderly growth.

   YEAR 2000
   ---------

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

   The equipment manufactured by the Company is not date sensitive nor run by computer. The Company, therefore, does not have to upgrade or change any of the equipment it manufactures to be year 2000 compliant.

   Item 6.  Exhibits and Reports on Form 8-K
   -----------------------------------------

   (a)  Exhibits

   (10)    Material Contracts

           The following exhibits are filed herewith:

           (10a) being the Business Loan Agreement between Web Press Corporation and KeyBank National Association dated July 20, 1999.

           (10b)  being the Borrowing Agreement between Web Press
                  Corporation and the Export-Import Bank of the United States dated July 20, 1999.

   (b) Reports on Form 8-K -- There are not reports on Form 8-K filed for the three months ending June 30, 1999.


                            SIGNATURE
                            ---------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   WEB PRESS CORPORATION
                                        --------------------------------
                                                            (Registrant)


   August 11, 1999                      /s/Gary B. Palmer
   Date                                 --------------------------------
                                        Gary B. Palmer, President


   August 11, 1999                     /s/Craig L. Mathison
   Date                                ---------------------------------
                                       Craig L. Mathison, Vice
                                       President of Finance