Form 10QSB
period 1999-09-30
WEB PRESS CORP
filed 1999-11-12
CIK 105183

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ending September 30th, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
     OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number 0-7267


                              WEB PRESS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Washington                               91-0851298
   -------------------------------                 -------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate issuers): Common Stock, $.025 par value per share; 3,105,413 shares outstanding as of November 6, 1999.

                       - - - - - - - - - - - - - - - - - -
                       Page 1 of 14 pages in this document

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

                                     PART I

                              FINANCIAL INFORMATION

                              WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                              September 30, 1999
                                                              ------------------
ASSETS

Current Assets:
   Cash .......................................................      $   66
   Accounts receivable, less
     allowance for doubtful
     accounts of $14 ..........................................       1,323
   Inventories ................................................       5,420
   Refundable income taxes ....................................          84
   Deposits ...................................................          52
   Prepaid expenses ...........................................          45
                                                                     ------
Total Current Assets ..........................................       6,990

Machinery and Leasehold Improvements, at cost:
   Machinery and equipment ....................................       3,416
   Leasehold improvements .....................................         213
                                                                     ------
                                                                      3,629
   Less accumulated depreciation
    and amortization ..........................................       2,769
                                                                     ------
Machinery and Leasehold
   Improvements (Net) .........................................         860
                                                                     ------

Total Assets ..................................................      $7,850
                                                                     ======


The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                              WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

                                                              September 30, 1999
                                                              ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Notes payable ............................................        $  276
   Accounts payable .........................................           757
   Customer deposits ........................................           954
   Deferred taxes ...........................................            21
   Accrued expenses .........................................           449
   Current portion of long-term debt ........................            21
                                                                     ------
Total Current Liabilities ...................................         2,478

Long-Term Debt, less current portion ........................         1,924

Deferred Taxes on Income ....................................           474

Stockholders' Equity:
  Common stock, par value $.025 per share:
   Authorized, 4,000,000 share
   Issued, 3,436,513 shares .................................            86
  Paid in capital ...........................................           320
  Retained earnings .........................................         2,665
                                                                     ------
                                                                      3,071
  Treasury stock, 331,100 shares, at cost ...................           (97)
                                                                     ------
Total Stockholders' Equity ..................................         2,974
                                                                     ------

Total Liabilities and Stockholders' Equity ..................        $7,850
                                                                     ======

The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                              WEB PRESS CORPORATION

                      Consolidated Statements of Operations

               For the three and nine months ending September 30,
                (Dollars in Thousands Except Earnings Per Share)

                                         THREE MONTHS             NINE MONTHS
                                      ------------------      ------------------
                                       1999        1998        1999        1998
                                      ------      ------      ------      ------
Sales ............................    $2,965      $1,901      $6,659      $6,020
Cost of sales ....................     2,424       1,465       5,293       4,596
                                      ------      ------      ------      ------
                                         541         436       1,366       1,424
Selling, general and
  administrative expenses ........       417         519       1,223       1,261
                                      ------      ------      ------      ------
                                         124         (83)        143         163
Interest expense .................        69          54         164         157
                                      ------      ------      ------      ------
Earnings (loss) before taxes
  (benefit) ......................        55        (137)        (21)          6
Taxes (benefit) on earnings
   (loss) ........................        18         (47)         (7)          2
                                      ------      ------      ------      ------

Net earnings (loss) ..............    $   37      $  (90)     $  (14)     $    4
                                      ======      ======      ======      ======

Earnings (loss) per share ........    $  .01      $ (.03)     $  .00      $  .00
                                      ======      ======      ======      ======


The above figures are unaudited. The accompanying notes are an integral part of these statements of earnings.

                              WEB PRESS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the nine months ending September 30th,
                             (Dollars in Thousands)

                                                           1999          1998
                                                          -------       -------
Cash flows from operating activities:
    Net earnings (loss) ............................      $   (14)      $     4
    Adjustments to reconcile net
    earnings to net cash provided
    (used) by operating activities:
        Depreciation and amortization ..............          141           161
        Provision for losses on accounts
          receivable ...............................           14             6
        Deferred taxes on income ...................          (22)            2
        Inventory valuation reserve ................           88           112
        Retirement of plant assets .................                          3
        Increase (decrease) in cash from
          changes in operating accounts:

            Accounts receivable ....................          637         2,440
            Inventory ..............................       (1,534)       (1,792)
            Deposits ...............................          (26)           65
            Prepaid expenses .......................                         (9)
            Accounts payable .......................         (119)          248
            Customer deposits ......................          685           136
            Accrued expenses .......................         (312)         (706)
                                                          -------       -------
            Total adjustments ......................         (448)          666
                                                          -------       -------
Net cash provided (used) by
  operating activities .............................         (462)          670

Cash flows from investing activities:
    Capital expenditures ...........................         (129)         (575)
    Proceeds from retirement of assets .............                         55
                                                          -------       -------
Net cash used by investing activities ..............         (129)         (520)

Cash flows from financing activities:
    Proceeds from issuance of long-term debt .......                        421
    Payments on long-term debt .....................         (979)         (230)
    Net borrowings under short term
      line of credit ...............................         (211)         (325)
    Net borrowings under long-term
      line of credit ...............................        1,841
                                                          -------       -------

Continued on following page

Continued from previous page

    Net cash provided (used) by
      financing activities .........................          650          (134)
                                                          -------       -------
Net increase in cash ...............................           60            16

Cash at beginning of period ........................            6             6
                                                          -------       -------

Cash at end of period ..............................      $    66       $    22
                                                          =======       =======

Supplemental disclosures of cash
    flow information:
    Cash was paid during the year for:
    Interest .......................................      $   160       $   146
    Taxes ..........................................           15


The above figures are unaudited. The accompanying notes are an integral part of these statements of cash flows.

                              WEB PRESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1999

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

Inventories were classified as follows:

                                             (Dollars in Thousands)
                                               September 30, 1999
                                             ----------------------
    Raw materials and parts
    (including subassemblies)............              $2,845
    Work-in-progress.....................               1,113
    Finished goods.......................               1,163
    Used equipment.......................                 299
                                                       ------

                                                       $5,420
                                                       ======

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

Earnings per share

Earnings per share-basic and diluted were calculated based on the weighted average number of shares outstanding. The weighted average-basic and diluted number of shares outstanding was 3,105,413 in 1999 and 1998.

Note 2 - Financing:

The Company has a revolving line of credit with a commercial bank for borrowing up to $3 million. Borrowings against this line were $1.841 million on September 30, 1999. That amount is included in long-term debt on the balance sheet. The loan matures on June 1, 2002. The interest rate charged is the bank's prime rate. That rate was 8.25 percent on September 30, 1999. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.

The company has a second line of credit with the bank for borrowing, on a short-term basis, up to an additional $2 million to manufacture equipment for export. On September 30, 1999, borrowings against this line were $276 thousand. The loan is to be repaid when certain presses manufactured for export ship. The interest rate charged is .25 percent under the bank's prime rate. The rate charged was 8 percent on September 30, 1999. The loan is secured by an "export working capital guarantee" from the Export-Import Bank of the United States.

Long-term debt consists of the following:

                                                 (Dollars in Thousands)
                                                   September 30, 1999
                                                 ----------------------
Note payable for equipment, 9.38%, due
in monthly installments of $2,198
including interest. Final payment
due in March, 2004......................                  $ 97

Note payable for equipment, 8.23%,
due in monthly installments of
$277 including interest. Final
payment due December, 2001..............                     7
                                                          ----
                                                           104

Less current portion....................                    21
                                                          ----

                                                          $ 83
                                                          ====

Equipment with original cost of $151 thousand is pledged as collateral under the notes payable for equipment and the equipment purchase contracts

Note 3 - Common Stock:

The Company's Stock Option Plan permits issuance of stock options to key employees at prices not less than 100% of market price at the date of grant. An aggregate of 600,000 shares of common stock is reserved in connection with this Plan. As of September 30, 1999, no options had been granted under this Plan.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Operating Results

Sales during the three-month and nine-month periods ending September 30, 1999, were $2.965 million and $6.569 million, respectively. Sales during the corresponding periods in 1998 were $1.901 million and $6.020 million. Higher new equipment sales in both the three-month and nine-month periods accounted for the increase. For the three-month period new equipment sales were $2.363 million in 1999, compared with $1.558 million in 1998; and for the nine-month period they were $5.256 million in 1999, compared with $4.400 million in 1998. Used equipment sales for the nine-month period were $449 thousand in 1999, compared with $583 thousand in 1998. The sales of replacement parts and service for the nine-month period were $954 thousand in 1999, compared with $1.037 million in 1998.

Cost of sales, as a percentage of sales, increased to 79.9 percent in the third quarter of 1999, compared with 77.1 in the third quarter of 1998. For the first nine months, it was 79.5 percent in 1999 and 76.4 percent in 1998. For the first nine months of 1999 the gross profit margin on new equipment sales and parts sales were approximately the same as they were in 1998. In 1999, the company has incurred $226 thousand in unexpected cost overruns that relate to 1998 sales. The cost overruns caused most of the increase in cost of sales as a percentage of sales. The Company does not expect the cost overruns to continue. Development and engineering costs for the first nine months of 1999 were $364 thousand, compared with $321 thousand in 1998.

Selling, general and administrative expenses for the third quarter of 1999 declined 19.6 percent compared with the same period in 1998. For the nine-month period in 1999 they were 3 percent lower than 1998 expenses for the same period. Lower expense in the third quarter to attend international trade shows, which totaled $84 thousand in 1999, compared with $225 thousand in 1998, caused most of the decrease. Payroll costs increased 13.1 percent in 1999, compared with 1998. Incentive compensation, salaries, and the cost of employee benefits all increased in 1999 from 1998. Most other selling, general and administrative expenses did not change significantly.

Interest expense in 1999, increased 27.7 percent to $69 thousand in the third quarter and 4.5 percent $164 thousand for the nine-month period from the corresponding periods in 1998. The average interest rate on the Company's revolving lines of credit with the bank was 8.1 percent for the third quarter and 8.5 percent for the first nine months of 1999, compared with 10.4 percent in both the third quarter and for the first nine months of 1998. Average borrowings from the Company's revolving lines of credit with the bank in 1999 were $2.141 million in the third quarter and $1.933 million for the first nine months, compared with $624 thousand and $538 thousand for the corresponding periods in 1998. The higher average borrowings in 1999 results from the conversion of most of the Company's long-term debt into a long-term revolving line of credit, allowing the Company to pay interest only on the money it needs. The lower average interest rate on those borrowings in 1999 is because the interest rate on the new revolving line of credit is 2 percent lower than the rate for the retired short-term revolving line of credit used by the Company in 1998 and early 1999.

Net earnings in the third quarter were $37 thousand in 1999, compared with a net loss of $90 thousand in 1998. For the nine-month period, the Company had a net loss of $14 thousand in 1999, compared with net earnings of $4 thousand in 1998.

The Company's operating results for the first nine months of 1999 are not necessarily indicative of results to be expected for the full year, particularly because of the high value of each order for the Company's equipment and their irregular timing. The Company expects 1999 sales and earnings to exceed those of 1998.

Liquidity

On April 7, 1999, the company converted its short-term borrowings and two long-term notes with a bank into a new, longer term, revolving line of credit with another bank. The total amount borrowed to convert to the new line of credit was $2.018 million. The new revolving line of credit, which allows for borrowing up to $3 million, matures on June 1, 2002. This financing facility increased the company's working capital. On September 30, 1999, net working capital was $4.512 million and the current ratio was 2.82:1.

Changes in other working capital components from December 31, 1999, include a decrease in accounts receivable of $637 thousand, an increase in inventories of $1.534 million, a decrease in accounts payable and accrued expenses of $119 thousand and $312 thousand, respectively, and an increase in customer deposits of $684 thousand.

The Company is manufacturing equipment in large lots to meet demand for certain modules and to achieve other manufacturing efficiencies. This has caused inventories to increase. On September 30, 1999, raw material and parts inventories had increased $1.077 million; work-in-progress had declined $4 thousand; finished goods had increased $442 thousand; and used equipment had decreased by $69 thousand, from December 31, 1998.

Capital Resources

Total assets were $7.850 million on September 30, 1999. Stockholder's equity was $2.974 million on that date, a decrease of $14 thousand from December 31, 1998. Long-term debt, primarily in the form of the new revolving line of credit, was $1.924 million. Long-term debt and deferred income taxes, as a percentage of total capitalization was 45 percent on September 30, 1999. The Company believes that its borrowing capacity is sufficient to provide for orderly growth.

Year 2000

The Company's computer software systems consist primarily of programs written for the Company. The Company has tested the systems using year 2000 data. The systems functioned properly in almost every respect. The Company has hired two outside consultants to make improvements and certain changes as a result of these tests. Most of the changes have been completed. The Company has be assured that those that have not been completed will be before the end of the year.

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

Item 6. Exhibits and Reports on Form 8-K

        (b) Reports on Form 8-K - There are no reports on Form 8-K filed for the three months ending September 30, 1999.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WEB PRESS CORPORATION
                                            ---------------------
                                                (Registrant)

November 10, 1999                            /S/Gary B. Palmer
-----------------                            -------------------------
Date                                         Gary B. Palmer, President


November 10, 1999                            /S/Craig L. Mathison
-----------------                            -------------------------
Date                                         Craig L. Mathison, Vice
                                             President of Finance