Form 10KSB
period 1999-12-31
WEB PRESS CORP
filed 2000-03-30
CIK 105183

                                F O R M 10 - KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934                (FEE REQUIRED)


                   For the fiscal year ended December 31, 1999

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        EXCHANGE ACT OF 1934                               (NO FEE REQUIRED)

        For the transition period from  ______________ to _______________

Commission file number O-7267


                              WEB PRESS CORPORATION
--------------------------------------------------------------------------------


Washington                                                   91-0851298
-----------------------------------                          -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


22023 68th Avenue South, Kent, Washington                           98032
-----------------------------------------                         ----------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code (253) 395-3343


Securities Registered Pursuant to 12(b) of the Act:

Title of each class                    Name of each exchange on which registered

       None

Securities Registered Pursuant to Section 12(g) of the Act:


                         Common Stock, Par Value $.025
--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

All reports during the preceding 12 months have been filed.

State issuer's revenues for its most recent fiscal year.............$11,694,360.

As of February 29, 2000, 3,105,413 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing bid price provided by the National Quotation Bureau, Inc.) held by non-affiliates was approximately $363 thousand.

Documents incorporated by reference: Exhibits as described in Part III, Item 13.

                              WEB PRESS CORPORATION

                TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-KSB



ITEM           DESCRIPTION                                                          PAGE
----           -----------                                                          ----
                                     PART I

 1.            BUSINESS............................................................... 4
 2.            PROPERTIES............................................................. 7
 3.            LEGAL PROCEEDINGS...................................................... 7
 4.            SUBMISSION OF MATTERS TO A VOTE OF
               SECURITY HOLDERS....................................................... 9


                                     PART II

 5.            MARKET FOR THE REGISTRANT'S COMMON STOCK
               AND RELATED SECURITY HOLDER MATTERS................................... 10
 6.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................... 10
 7             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................... 15
 8.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE................................ 15


                                    PART III

 9.            DIRECTORS AND EXECUTIVE OFFICERS
               OF REGISTRANT................................... ......................16
10.            EXECUTIVE COMPENSATION.......................... ......................19
11.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT........................... ......................19
12.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.. ......................20
13.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES
               AND REPORTS ON FORM 8-K......................... ......................21

                          ANNUAL REPORT ON FORM 10-KSB
                              WEB PRESS CORPORATION
                                     PART I



ITEM 1.   BUSINESS

(A)  General Development of Business

Web Press Corporation (herein referred to as "Web" or "Company") was founded in late 1967 under the name "Web Press Aid" as a sole proprietorship. The company was incorporated in November, 1969 under the laws of the State of Washington. Initially, the Company was involved primarily in the rebuilding and repair of web-fed printing presses and related equipment. Shortly after incorporation, the Company undertook the development of a line of printing press equipment of its own design. During 1972, the Company commenced production of this equipment. While the manufacture of new equipment is now the Company's primary business, it continues to deal in rebuilt and used equipment as an adjunct to its new press sales. The Company also sells parts and service for its new equipment. The sale of new and used presses accounted for approximately 81% and 7%, respectively, of the Company's revenues in 1999. The Company's presses are primarily designed to print on absorbent paper such as newsprint. Products produced by the presses are newspapers (both broadsheet and tabloid sizes), shoppers, advertising inserts, and paperback books.

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

In June 1998, the Company introduced the Quad-Stack 4+4 perfecting unit as a new module for the Atlas product line. The Quad-Stack prints color simultaneously on both sides of the paper. Its unique design results in a compact size for a 4+4 press.

(B)  Financial Information About Segments

See Note 7 of Notes to Consolidated Financial Statements for information about the Company's operations by segment and geographic area for the years ended December 31, 1999 and 1998.


(C)  Narrative Description of Business

Equipment which Web Press Corporation manufactures consists of two basic products, the Marc-25 and the Atlas. The Atlas is made in six different models. The principal difference between the Marc-25 and the Atlas is that the Atlas is twenty percent faster. Each press is composed of standard modules to unwind, print, cutoff and fold the roll of paper into a finished product. Each is arranged to meet the particular printer's requirements for the number of pages, color, and size of their products. Following are descriptions of these modules:

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

QUAD-STACK. Web's Quad-Stack unit consists of eight printing stations positioned in two juxtaposed vertical stacks of four printing stations each. The horizontal layout of each printing station results in a compact 4+4 perfector that prints four colors on four broadsheet-size pages at the same time. Like the Quadra-Color, it offers excellent control over color register resulting in superior color printing. It is available both with or without an integrated rollstand and is used in conjunction with the Atlas product line.

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

The Company has an agreement granting it the exclusive right to manufacture and sell in the United States and most other countries printing equipment designed by Color Impact International, Inc. The grantor may purchase the equipment from the Company and resell it in Russia and China. Another company has the exclusive right to manufacture and sell the equipment in India. The agreement commenced on August 17, 1998, and is for a period of 10 years. It requires the company to pay Color Impact International, Inc. a license fee equal to 7 percent of the gross selling price for equipment. The minimum license fee is $70 thousand in any 12-month period from the commencement date. The Company may enhance or modify the equipment and commingle it with equipment of its own design.

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

The primary competitors of the Company are Goss Graphic Systems, P.E.C. Corporation (King Press Division), Dauphin Graphic Machines, Inc. and Harris Graphics. Certain of these companies have financial resources in excess of the Company's.

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

Web Press Corporation maintains an ongoing program of product development and improvement. This program consists primarily of technical improvements and supplementary developments which have produced features and capabilities that management believes will result in competitive marketing advantages for Web's product line. In 1999, $503 thousand was expended for research and development compared to $450 thousand in 1998.

Total employment of 69 persons as of December 31, 1999 compares with approximately 63 at December 31, 1998.

Substantially all of the Company's operations are run by electrical energy purchased from a local utility. The Company has not experienced energy shortages and does not anticipate any difficulties in the foreseeable future. Extended shortages of energy would have an adverse impact on the Company.

Compliance with federal, state and local environmental protection laws during 1999 had no material effect upon capital expenditures, earnings, or the competitive position of Web Press Corporation.

(D)  Foreign Operations

The Company's foreign operations consist entirely of export sales and related services originating at its facilities within the United States. Export sales accounted for 53.1% of total sales in 1999 and 26.2% in 1998. Further financial information relating to foreign operations for the two years ended December 31, 1999, is set forth in Note 7 (Segment Information) of the Notes to Consolidated Financial Statements.


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


ITEM 3.    LEGAL PROCEEDINGS

LITIGATION. On December 17, 1998, the Company received a Notice of Deficiency for $70,316 from the Internal Revenue Service (IRS) for federal income taxes for the calendar year 1993. In its 1993 federal tax return the Company carried back a loss to recover taxes paid in 1990. The IRS determined that it in its 1993 federal tax return the Company should have included as taxable income deposits received on sales that were delivered and installed in 1994 and included by the Company in its 1994 federal tax return. Based on the advice of its tax accountants and legal counsel, the Company disputed the entire amount of the deficiency. Subsequent events, and the high cost to defend the Company's position in court, resulted in the Company agreeing to amend its 1993 and 1994 federal tax returns and the payment of $65,117 in taxes for 1993, plus interest of $47,456, in February 2000. The Company will be able to recover that amount by carrying forward an additional loss of $65,117 from its 1994 federal tax return to its 1996 federal tax return, which will be amended. The interest paid the IRS is deductible in the Company's 1999 federal tax return.

In February 2000, a product liability claim went to trial in the state of New York for a worker injured operating one of the Company's presses in 1993. The plaintiff claimed he injured his hand while doing routine maintenance on a press manufactured by the Company because the press did not have adequate guarding. The jury found in favor of the plaintiff and awarded him $4,828,805. The jury held the Company 63 percent responsible for the injury and the Company, therefore, must pay $3,042,147 of the judgement. The Company's product liability insurance for 1993 will pay $1 million of the judgement. The balance of $2,042,147, is the responsibility of the Company.

On March 18, 2000, the Company, the insurance carrier, and the New York State Insurance Fund, whom was a third party defendant, agreed to pay the plaintiff $1,500,088, and the plaintiff agreed to a general release and discharge of all claims and judgements against the Company. The Company's product liability insurance carrier will pay $1 million; the New York State Insurance Fund will pay $240,088; and the Company will pay $100 thousand on or before 40 days from the date of the release, and an additional $160 thousand payable in monthly payments of $2,026.81 for 10 years commencing May 1, 2000. To cover the settlement, a $260 thousand expense is included in general and administrative expense in the statement of operations for 1999, and accrued expenses in the balance sheet.

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

                                    1999                           1998
  -------                     ----------------                --------------
  Quarter                     High         Low                High       Low
  -------                     ----         ---                ----       ---
   First                    $ .629       $.46875             $ .53      $.25
   Second                     .6875       .53125              1.50       .25
   Third                      .53125      .50                  .8438     .375
   Fourth                     .50         .375                 .75       .4688

The Company has paid no dividends during the two years ended December 31, 1999.

(B)  Approximate Number of Holders of Common Stock

The number of holders of record for the Company's common stock as of February 29, 2000 was 521.


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

OPERATING RESULTS

                             1999 Compared With 1998

Sales in 1999 were $11.694 million, an increase of $1.724 million from 1998 sales of $9.970 million. New press sales increased $1.836 million to $9.490 million in 1999, a 23.4 percent increase from 1998. International sales of new equipment were $5.576 million in 1999, an increase of $3.804 million from 1998 sales of $1.773 million. Domestic sales of new equipment were $3.912 million, a decline of $1.969 million from 1998 sales of $5.881 million. International customers purchased larger size press configurations than domestic customers in 1999, as most domestic sales were add-ons to existing press lines, resulting in a change in the mix of international sales versus domestic sales. Used equipment sales were $799 thousand in 1999, compared with $784 thousand in 1998. Revenues from the sale of replacement parts and service were $1.406 million in 1999, a decline of $126 thousand from 1998 sales of $1.532 million.

The gross profit margin on total sales was 19.4 percent in 1999, compared with
22.8 percent in 1998. The primary reason for the lower gross profit margin in 1999 was cost overruns mainly in the field of $320 thousand from 1998 sales that were unexpectedly incurred in 1999. A decrease in the average gross profit percentage for new equipment sales to 26.4 percent in 1999 from 28.2 percent in 1998 also contributed to the lower gross profit margin. Used equipment sales contributed a gross profit of $88 thousand in 1999 and $86 thousand in 1998. In 1999, cost of sales included a write-down of $102 thousand for obsolete parts and certain equipment, compared with a write-down of $83 thousand in 1998. Research and development expenses were $503 thousand in 1999, compared with $450 thousand in 1998. Continuing development of the Quad-Stack printing module and internalization of the electrical design work have resulted in higher engineering costs during both 1999 and 1998.

Selling, general and administrative expenses increased $398 thousand, or 23.6 percent, in 1999 from 1998. In 1999, selling expenses declined $21 thousand, and administrative expenses increased $419 thousand compared with 1998. Sales commissions increased $73 thousand in 1999 from 1998, and other payroll costs related to sales increased $21 thousand. Lower promotional expenses offset the increase. In 1999, the Company spent $78 thousand attending international trade shows, compared with $208 thousand in 1998. Administrative expenses increased due to higher payroll costs of $44 thousand, a charge of $113 thousand for bad debts, higher bank fees and professional service fees, and a $260 thousand expense for the settlement of the product liability judgement against the Company discussed elsewhere in this report.

Interest expense increased $72 thousand in 1999 from 1998. Payment of $47 thousand in interest to the Internal Revenue Service for a tax deficiency in the Company's 1993 tax return caused most of the increase. The average interest rate on the Company's revolving lines of credit with the bank was 8.6 percent in 1999 and 10.1 percent in 1998. The average borrowings from the bank were $1.841 million in 1999 and $623 thousand in 1998. The higher average borrowings in 1999 resulted from the conversion of most of the company's long-term debt into a long-term revolving line of credit, allowing the Company to pay interest only on the money it needs to borrow. The lower average interest rate on those borrowings in 1999 is because the interest rate on the new revolving line of credit is 2 percent lower than the rate for the retired short-term revolving line of credit used by the Company in 1998 and during the first quarter of 1999.

The Company had a pre-tax loss of $89 thousand and a net loss of $61 thousand in 1999. In 1998, the Company had pre-tax earnings of $444 thousand and net earnings of $280 thousand.


                             1998 Compared With 1997

Nineteen ninety-eight ended with total sales of $9.970 million, an increase of $147 thousand from total sales of $9.822 million in 1997. New equipment sales declined 6.3 percent in 1998 to $7.654 million from $8.171 million in 1997. New equipment sales in 1997 included a significant amount of auxiliary equipment. The Company sold 11 of the new Quad-Stack four-color perfectors to 6 different customers in 1998; 9 perfectors to 4 domestic customers and 2 perfectors to 2 international customers. The domestic versus international mix of new equipment sales changed 180 degrees in 1998 from 1997 as domestic sales increased $2.972 million to $5.881 million and international sales declined $3.490 million to $1.773 million. The Company is particularly pleased with domestic sales of new equipment, which were at their highest level since 1990. Undoubtedly some of the decline in international sales was the result of the sluggish economies in Asia and Latin America. Nevertheless, the Company was active in the international market in 1998, and for its efforts already has, as of March 12, 1999, firm international orders for new equipment in 1999 in excess of 1998 international sales for new equipment. Used equipment sales in 1998 were $784 thousand, compared with $241 thousand in 1997. In 1998, parts sales increased to $1.391 million from $1.265 million in 1997.

The gross profit margin on total sales was 22.8 percent in 1998, compared with
22.3 percent in 1997. The gross profit margin on new equipment sales and parts sales both increased slightly in 1998, when compared with 1997. Used equipment sales in 1998 resulted in a gross profit of $86 thousand, versus a loss of $94 thousand in 1997. In 1998, cost of sales included a write-down of $83 thousand for obsolete parts and certain equipment, compared to a write-down of $57 thousand in 1997. Also included in cost of goods sold were higher research and development expenses, which increased $157 thousand to $450 thousand in 1998, compared with $292 thousand in 1997. Engineering design and testing of the new Quad-Stack perfector are the reason for the increase.

Selling, general and administrative expenses increased $270 thousand, or 19 percent, in 1998 from 1997. Administrative expenses declined $28 thousand, while selling expenses increased $298 thousand. Promotional expenses for the new Quad-Stack accounted for most of the increase in selling expenses. In 1998, the Company spent $319 thousand attending both domestic and international trade shows, compared with $159 thousand in 1997. Advertisements in several trade publications cost $148 thousand in 1998, an increase of $67 thousand from the $81 thousand spent in 1997. Sales commissions in 1998 increased $49 thousand to $87 thousand. Higher domestic sales of new equipment caused the increase. Accrued termination costs caused 1997 administrative expenses to be higher than 1998. Most other selling, general and administrative costs did not change significantly.

In 1998, other income included a $55 thousand reimbursement for expenses incurred by the Company in a previous year.

Interest expense decreased 17.1 percent in 1998 from 1997. Average short-term borrowings from the bank were $623 thousand in 1998, compared with $683 thousand in 1997. The average interest rate on all of the Company's short-term borrowings from the bank was 10.1 percent in 1998 and 10.3 percent in 1997. Earnings in the DISC, on which the Company must pay interest, increased again in 1998.

In 1998, the Company had pre-tax earnings of $444 thousand, compared with $542 thousand in 1997. Net earnings after taxes were $280 thousand in 1998, versus $355 thousand in 1997. Incremental costs totaling approximately $396 thousand to design, test, advertise and display the new Quad-Stack caused the lower profits in 1998 despite nominal increases in 1998 for both sales and the gross profit margin.


                                      2000

Because of the high value of each order for the Company's equipment and the irregular timing of orders, projections for particular time periods are very difficult to make. Since its introduction in June 1998, sales of the Quad-Stack perfecting module have exceeded expectations. The Company expects to install both the Quad-Stack and the Quadra-color printing modules to press lines manufactured by other manufacturers in 2000. In 2000, a 21-1/2 inch broadsheet size Quad-Stack printing module will be added to the Company's product line.

Looking ahead, the international market appears to be especially strong. The Company has received orders for delivery in 2000 from Asia. These are the first orders from Asia since 1996. The Company has orders from customers in Europe, and Central and South America, too. Overall, the Company anticipates moderate growth for both domestic and international sales in 2000. The Company's customers are dependent upon advertising for a significant portion of their revenue. As long as advertising remains strong, demand for the Company's printing presses should continue. Funds for capital equipment purchases are readily available; however, higher interest rates could dampen demand.

The Company does not anticipate purchasing any large machine tools in 2000.

LIQUIDITY

Net working capital was $4.258 million and the current ratio was 2.3:1 on December 31, 1999. Changes in working capital components include an increase in accounts receivable of $884 thousand; inventories increased $398 thousand; deposits increased by $109 thousand; accounts payable declined by $201 thousand; customers deposits declined by $69 thousand; accrued expenses increased by $1.293 million; and income taxes payable increased by $135 thousand. Net cash used by operations was $69 thousand in 1999.

Raw materials and parts inventories, and finished goods inventory increased $364 thousand and $624 thousand, respectively, in 1999. The manufacture of modules in larger lot sizes to meet future sales resulted in the increase in both categories. Work in progress declined $647 thousand due to completion of most assembly work prior to year-end. Used equipment inventory declined $52 thousand in 1999.

Funds provided by operations are the Company's primary source of liquidity. In addition, the Company uses two revolving lines of credit with a commercial bank to finance fluctuating working capital requirements. On December 31, 1999, the Company had additional borrowing capacity of $1.453 million from its operating line of credit and $1.828 million from its export working capital line of credit. The Company's operating line of credit matures on June 1, 2002. The export line was paid off on January 18,

2000. The Company can request additional loans for export sales using the export line of credit.

CAPITAL RESOURCES

Total assets increased $1.467 million from December 31, 1998, to $8.448 million on December 31, 1999. In 1999, stockholders' equity decreased by $61 thousand; working capital increased by $903 thousand; non-current deferred income taxes increased by $114 thousand; and long-term debt (including the long-term revolving line of credit) increased by $902 thousand.

Long-term financing in the form of secured notes is used to acquire manufacturing equipment. The Company incurred $55 thousand of new long-term debt in 1999 to purchase a new forklift and made payments of $988 thousand (including the refinancing of long-term debt into the long-term revolving line of credit) on its long-term debt. The Company believes that its additional long-term borrowing capacity is sufficient to provide for orderly growth.


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data filed as part of this report are listed in the index appearing in Item 13 to this Form 10-KSB Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are:

Name                         Position                                  Age
----                         --------                                  ---
G. B. Palmer                 President and Director                    51


E. P. Beierlorzer            Vice President of Engineering             60
                               and Director

R. G. Mercer                 Vice President of Manufacturing           58
                               and Director

R. B. Thompson               Vice President of Technical               59
                             Services and Director

A. W. White                  Vice President of Purchasing              45
                               and Director

R. M. Sprague                Director                                  60

P. F. Dunn                   Director                                  51

C. L. Mathison               Vice President of Finance                 57
                               and Secretary/Treasurer

C. A. Gath                   Vice President of Sales                   59


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

P. F. Dunn

Mr. Dunn has been a director of the Company since February 1997. He has been employed by the Boeing Company in various financial positions since 1973. He currently is tax manager for the State and Local Division.

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


401(K) PLAN:

Effective January 1, 1988, the Company established a 401(K) plan under the Internal Revenue Service Regulations. Employees are eligible to participate after one year of service. Plan participants self-direct their investments choosing from eleven options sponsored by Merrill Lynch. An employee who elects to participate may contribute in a year up to the lower of 15% of gross pay or the dollar limit under the regulations, which in 1999 was $10,000. The Company contributes a matching amount of 25% of the first $4,000 contributed by an employee in a year. In addition, the Company may make a discretionary matching contribution. The total amount is determined by the Company's Board of Directors and allocated to the participants based on their contributions. There were no discretionary contributions in 1999 and 1998. Fees paid the administrator, plus the company's matching contribution, totals at approximately $31 thousand in 1999 and $7 thousand in 1998.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate total cash compensation accrued during the fiscal years ended December 31, 1999, 1998, and 1999 for the chief executive officer of the Company.

                               Annual Compensation

                                                      Long-Term    All Other
Name/Principal                      Salary         Bonus     Compensation Compensation
   Position                Year       ($)           ($)            $           $
-------------------        ----     ------         -----     ------------  -----------
G.B. Palmer                1999      85,625        1,317           0           0
President/                 1998      72,500          0             0           0
General Manager            1997      65,614          0             0           0

The vice president of sales is paid commissions equal to 1% of firm orders accepted. The remainder of the officers and directors are under no formal compensation agreements.

During 1999, there were no options outstanding under the Company's Stock Option Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of February 26, 1999, information with respect to the beneficial ownership of common stock of the Company by each person who is known by the Company to have owned beneficially more than 5% of the Company's common stock, by each of its officers and directors, and by its officers and directors as a group:

                                                                 Percent
Name and Address                      Shares Owned               Of Class
----------------                      ------------               --------
Alan W. White                           551,400                    17.76%
3025 196th Ave. Ct. E
Sumner, WA  98390

Rolynn G. Mercer                        520,667(1)                16.77%
14409 - 151 Pl. SE
Renton, WA  98056

Roy B. Thompson                         513,000(2)                16.52%
3901 NE 22
Renton, WA  98056

Gary B. Palmer                          264,833                    8.53%
285 Mt. Rainier Pl.
Issaquah, WA  98027

Edwin P. Beierlorzer                    256,500                    8.26%
4714 - 161 Ave. SE
Bellevue, WA  98006

William F. Carmody                      155,800(3)                 5.02%
10826 Auburn Ave. S
Seattle, WA  98178

Rufus M. Sprague                         63,200                    2.04%
417 Milwaukee Blvd. N.
Pacific, WA  98047

Charles A. Gath                           6,000(4)                  .19%
640 Jasmine Pl. N.W.
Issaquah, WA  98027

Patrick F. Dunn                            -0-                       *
9768 Waters Ave. S
Seattle, WA  98118

Craig L. Mathison                          -0-                       *
4504 SW Director Pl.
Seattle, WA  98136

All Directors and Officers
 as a Group (9 persons)               2,175,600                   70.06%

------------
 *   Less than 1%

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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No officer, director, nominee or associate of any officer, director, or nominee was indebted to the Company in an amount in excess of $60,000 at any time during the fiscal year ended December 31, 1999.

R. M. Sprague, a director of the Company and owner of Sprague Metal Company, has an ongoing relationship with the Company as a supplier of sheet metal products and other miscellaneous parts. This relationship is expected to continue in the future. During the fiscal year ended December 31, 1999, the Company purchased parts costing $252,329 from the Sprague Metal Company. The Company's management negotiates purchase orders and prices for the items purchased. Management believes the prices paid are competitive with other sources.


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

         (10b) being the lease for the Company's facilities between Web Press Corporation (lessee) and William J. Bennett (lessor) dated October 16, 1987.

         (10c) being the Business Loan Agreement between Web Press Corporation and KeyBank National Association dated April 7, 1999.

         (10d) being the Business Loan Agreement between Web Press Corporation and KeyBank National Association dated July 20, 1999.

         (10e) being the Borrowing Agreement between Web Press Corporation and the Export-Import Bank of the United States dated July 20, 1999.


         (10f) being the agreement to manufacture and sell equipment between Web Press Corporation and Color Impact International, Inc.

         The        following exhibit is filed herewith:

         (10g) being the General Release between Barton Ankenman, Brenda Ankenman, the New York State Insurance Fund, and the Company for the product liability judgement against the Company in the state of New York.

(22)     Subsidiaries of Registrant

(b)      Report on Form 8-K

         There have been no reports on Form 8-K filed during the three months ended December 31, 1999.

         Exhibit 27.1    Financial Data Schedule


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   WEB PRESS CORPORATION


March 27, 2000                               By:  /s/ Gary B. Palmer
                                                 -------------------------------
                                                  Gary B. Palmer
                                                  President and Chairman
                                                  of the Board


March 27, 2000                               By:  /s/ Craig L. Mathison
                                                 -------------------------------
                                                  Craig L. Mathison
                                                  Vice President of Finance
                                                  (Principal Accounting
                                                   Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Gary B. Palmer                                               March 27, 2000
--------------------------------------
Gary B. Palmer
President and Chairman
of the Board


/s/ Edwin P. Beierlorzer                                         March 27, 2000
--------------------------------------
Edwin P. Beierlorzer
Vice President of Engineering
and Director


/s/ Rolynn G. Mercer                                             March 27, 2000
--------------------------------------
Rolynn G. Mercer
Vice President of Manufacturing
and Director


/s/ Roy B. Thompson                                              March 27, 2000
--------------------------------------
Roy B. Thompson
Vice President of Technical Services
and Director


/s/Alan W. White                                                 March 27, 2000
--------------------------------------
Alan W. White
Vice President of Purchasing
and Director


/s/ Rufus M. Sprague                                             March 27, 2000
--------------------------------------
Rufus M. Sprague
Director


/s/ Patrick F. Dunn                                              March 27, 2000
--------------------------------------
Patrick F. Dunn
Director

                              WEB PRESS CORPORATION
                                   FORM 10-KSB
                           ITEMS 7, 13(a) (1) AND (2)
                          INDEX OF FINANCIAL STATEMENTS


        The following financial statements of the registrant and its subsidiary required to be included in Item 7 are listed below:

                                                               Page
                                                               ----
Consolidated Financial Statements:

  Report of Independent Certified Public
    Accountants...........................................      25

  Balance Sheet as of December 31, 1999...................      26

  Statements of Operations for each of the two
    years ended December 31, 1999.........................      28

  Statements of Stockholders' Equity for each of
    the two years ended December 31, 1999.................      29

  Statements of Cash Flows for each of the two
    years ended December 31, 1999.........................      30

  Notes to Consolidated Financial Statements..............      32

               Report of Independent Certified Public Accountants




Board of Directors and Stockholders
Web Press Corporation
Kent, Washington


We have audited the accompanying consolidated balance sheet of Web Press Corporation (a Washington corporation) and Subsidiary as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Web Press Corporation and Subsidiary as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.



/s/ Grant Thornton LLP

Seattle, Washington
March 3, 2000 except for note 6 as to which the date is March 27, 2000



                              WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)



                                                                   December 31, 1999
                                                                   -----------------
ASSETS

Current Assets:
Cash ...........................................................        $
Accounts receivable, less allowance for
  doubtful accounts of $118 (Note 3) ...........................           2,750
Inventories (Notes 2 and 3) ....................................           4,263
Deferred Tax Assets (Note 4) ...................................             267
Refundable income taxes (Note 4) ...............................              65
Deposits .......................................................             135
Prepaid expenses ...............................................              44
                                                                        --------

Total Current Assets ...........................................           7,524

Machinery and Leasehold Improvements,
    at cost (Notes 2 and 3):
  Machinery and equipment ......................................           3,520
  Leasehold improvements .......................................             214
                                                                        --------
                                                                           3,734

  Less accumulated depreciation
   and amortization ............................................           2,810
                                                                        --------

Machinery and Leasehold Improvements (Net) .....................             924
                                                                        --------

Total Assets ...................................................        $  8,448
                                                                        ========


The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)



                                                                   December 31, 1999
                                                                   -----------------
LIABILITIES AND STOCKHOLDERS'
EQUITY

Current Liabilities:
Note payable to bank (Note 3) ..................................        $   172
Accounts payable ...............................................            675
Customer deposits ..............................................            200
Accrued expenses ...............................................          2,054
Income taxes payable (Note 4) ..................................            135
Current portion of long-term debt ..............................             30
                                                                        -------

Total Current Liabilities ......................................          3,266

Long-Term Debt, less current
  portion (Note 3) .............................................          1,667

Deferred tax liabilities (Note 4) ..............................            588

Commitments (Note 6)

Stockholders' Equity (Note 5):
    Common stock, par value $.025
    per share:
      Authorized, 4,000,000 shares
      Issued, 3,436,513 shares .................................             86
    Paid-in capital ............................................            320
    Retained earnings ..........................................          2,618
                                                                        -------
                                                                          3,024

    Treasury stock, 331,100 shares
      at cost ..................................................            (97)
                                                                        -------

Total Stockholders' Equity .....................................          2,927
                                                                        -------

Total Liabilities and Stockholders' Equity .....................        $ 8,448
                                                                        =======


The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands Except Per Share Data)



                                                        Year Ended December 31,
                                                      -------------------------
                                                        1999              1998
                                                      --------          -------
Sales (Note 7) .................................      $ 11,694          $ 9,970
Cost of Sales ..................................         9,428            7,698
                                                      --------          -------
                                                         2,266            2,272

Selling, general and
  administrative expenses (Note 6) .............         2,086            1,688
                                                      --------          -------
                                                           180              584

Other income ...................................             2               59
Interest expense ...............................          (271             (199)
                                                      --------          -------
                                                          (269)           (140)
                                                      --------          -------
Earnings (loss) before taxes ...................           (89)             444

Taxes (benefit) on earnings (loss)
  (Note 4) .....................................           (28)             164
                                                      --------          -------

Net earnings (loss) ............................      $    (61)         $   280
                                                      ========          =======

Basic earnings (loss) per share ................      ($   .02)         $   .09
                                                      ========          =======


The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)



                                      Common Stock
                                  ---------------------    Treasury      Paid-in      Retained
                                    Shares        Amount     Stock       Capital      Earnings
                                  ---------       ------   --------      -------      --------
Balance, January 1, 1998          3,436,513        $86        $(97)        $320        $2,399

Net earnings for the year                                                                 280
                                  ---------        ---        ----         ----        ------

Balance, December 31, 1998        3,436,513         86         (97)         320         2,679

Net Loss for the Year                                                                     (61)
                                  ---------        ---        ----         ----        ------

Balance, December 31, 1999        3,436,513        $86        $(97)        $320        $2,618
                                  =========        ===        ====         ====        ======


The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)



                                                                      Year Ended December 31,
                                                                      -----------------------
                                                                         1999          1998
                                                                       -------       -------
Cash flows from operating activities:
  Net earnings (loss) ..............................................   $   (61)      $   280
  Adjustments to reconcile net
    earnings (loss) to net cash
    provided (used) by operating
    activities:
        Depreciation and amortization ..............................       184           219
        Provision for losses on accounts
          receivable ...............................................       108             6
        Inventory valuation reserve ................................       109          (313)
        Deferred taxes .............................................      (196)          117
        Retirement of plant assets .................................         3

  Increase (Decrease) in cash from changes in operating accounts:
        Accounts receivable ........................................      (884)        1,493
        Refundable income taxes ....................................        19            27
        Inventory ..................................................      (398)         (911)
        Deposits ...................................................      (109)           81
        Prepaid expenses ...........................................         1            (7)
        Accounts payable ...........................................      (201)          188
        Customer deposits ..........................................       (69)           75
        Accrued expenses ...........................................     1,293          (547)
        Income taxes payable .......................................       135
                                                                       =======       =======

        Total adjustments ..........................................        (8)          431
                                                                       -------       -------

    Net cash provided (used) by operating
    activities .....................................................       (69)          711

Cash flows from investing activities:
    Capital expenditures ...........................................      (236)         (595)
    Proceeds from retirement of plant
       assets ......................................................                      58
                                                                       -------       -------

    Net cash used in investing activities...........................      (236)         (537)

(Continued on following page)

(Continued from previous page)

Cash Flows from financing activities:
    Proceeds from issuance of
       long-term debt ...............................        55         421
    Payments on long-term debt ......................      (988)       (310)
    Net borrowings (payments) on short-
       term line of credit ..........................      (315)       (285)
    Net borrowings on long-term line
       of credit ....................................     1,547
                                                        -------       -----

    Net cash provided (used) by
      financing activities ..........................       299        (174)
                                                        -------       -----

Net increase (decrease) of period ...................        (6)          0

Cash at beginning of period .........................         6           6
                                                        -------       -----

Cash at end of period ...............................   $     0       $   6
                                                        =======       =====

Supplemental disclosures of cash flow information:

Cash was paid during the year for:

    Interest ........................................   $   213       $ 202
    Taxes ...........................................        16          75


The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        TWO YEARS ENDED DECEMBER 31, 1999



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

Inventories

        Raw materials, work-in-progress and finished goods are stated at the lower of average cost or market. Used presses and other related press equipment are stated at the lower of cost(specific identification basis) or market. Inventory costs include material, labor, and manufacturing overhead. Inventories were classified as follows at December 31, 1999:

                                                          (Dollars in Thousands)
    Raw materials and parts
        (including subassemblies)........                         $2,132
        Work-in-progress.................                            470
        Finished goods...................                          1,345
        Used equipment...................                            316
                                                                  ------
                                                                  $4,263

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

Research and development costs

        Research and development costs are expensed as incurred. Total research and development costs charged to operations during the years ended December 31, 1999 and 1998 were $503 thousand and $450 thousand, respectively.

Advertising

        Advertisements placed primarily in periodical printing-trade magazines and newspapers are used to promote the Company's printing presses. Advertising costs are expensed in the period the advertising initially takes place. Total advertising costs charged to operations during the years ended December 31, 1999 and 1998 were $174 thousand and $148 thousand, respectively. The Company does not use direct-response advertising.


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

Note 3 - Financing

        The Company has a revolving line of credit with a commercial bank for borrowing up to $3 million. Borrowings against this line were $1.547 million on December 31, 1999. Because the loan matures on June 1, 2002, that amount is included in long-term debt on the balance sheet. The interest rate charged is the bank's prime rate. That rate was 8.5 percent on December 31, 1999. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.

        The Company has a second line of credit with the bank for borrowing, on a short-term basis, up to an additional $2 million to manufacture equipment for export. On December 31, 1999, borrowings against this line were $172 thousand. The loan is to be repaid when certain presses manufactured for export ship. The Company paid off the loan on January 18, 2000. The Company may request additional loans using this facility. The interest rate charged is .25 percent under the bank's prime rate. The rate charged was 8.25 percent on December 31, 1999. The loan is secured by an "export working capital guarantee" from the Export-Import Bank of the United States.

        A covenant of the business loan agreement with the bank is that the Company must maintain earnings before interest and taxes divided by interest expense of at least 2.5:1, calculated at the end of each quarter. The Company was in breach of this covenant on December 31, 1999. The bank waived this covenant for the period ending December 31, 1999, and for the period ended December 31, 2000; and amended the basis for subsequent quarters to earnings before interest, taxes, and depreciation and amortization divided by interest expense; and changed the ratio to 2:1.

        Long-term debt consists of the following:

                                                    (Dollars in Thousands)
                                                      December 31, 1999
                                                    ----------------------
Note payable for equipment, 9.3%,
due in monthly installments of $2,198
including interest.  Final payment due
in March, 2004 .....................................          $ 92

Note payable for equipment, 8.97%, due in
monthly installments of $1,124 including
interest. Final payment due in March, 2003 .........            52

Note payable for equipment, 8.23%, due in
monthly installments of $277 including
interest.  Final payment due in December,
2001 ...............................................             6
                                                              ----
                                                               150

Less current portion ...............................            30
                                                              ----
                                                              $120
                                                              ====

        Equipment with an original cost of $206 thousand is pledged as collateral under the notes payable for equipment.

        Maturities of the long-term debt for the next five years are as follows:

                                               (Dollars in Thousands)
               2000                                     $ 30
               2001                                       34
               2002                                       33
               2003                                       37
               2004                                       16
               Thereafter                                  0
                                                        ----
                                                        $150
                                                        ====

        The estimated fair value of long-term debt approximates carrying value at December 31, 1999, based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

Note 4 - Income Taxes:

        The taxes (benefit) on earnings (loss) consist of the following:

                                            (Dollars in Thousands)
                                            Year Ended December 31,
                                        ------------------------------
                                         1999                     1998
                                        -----                     ----
Current tax expense                     $ 173                     $ 47
Currently refundable                       (5)
Deferred taxes                           (196)                     117
                                        -----                     ----
                                        $ (28)                    $164
                                        =====                     ====

        The taxes (benefit) on earnings (loss) differ from the federal statutory rate as follows:

                                            (Dollars in Thousands)
                                            Year Ended December 31,
                                        ------------------------------
                                         1999                     1998
                                        -----                     ----
Taxes (benefit) at statutory rate       $ (30)                    $151
Permanent difference                        7                        5
Prior year tax adjustment                  (5)                       8
                                        $ (28)                    $164
                                        =====                     ====

        The components of deferred taxes included in the balance sheet as of December 31, 1999, are as follows:

                                               (Dollars in Thousands)
Current deferred tax Assets:
  Inventory valuation reserve .................          $ 50
  Warranty reserve ............................            33
  Allowance for doubtful accounts .............            40
  Vacation accrual ............................            42
  Product liability reserve ...................            85
  263(a) costs ................................            17
                                                         ----
                                                         $267
                                                         ====

Non-current deferred tax liabilities:
  Deferred DISC income ........................          $554
  Excess tax depreciation .....................            34
                                                         ----
                                                         $588
                                                         ====

        On December 17, 1998, the Company received a Notice of Deficiency for $70,316 from the Internal Revenue Service (IRS) for federal income taxes for the calendar year 1993. In its 1993 federal tax return the Company carried back a loss to recover taxes paid in 1990. The IRS determined that in its 1993 federal tax return the Company should have included as taxable income de-posits received on sales that were delivered and installed in 1994 and included by the Company in its 1994 federal tax return.

Based on the advice of its tax accountants and legal counsel, the Company disputed the entire amount of the deficiency. Subsequent events, and the high cost to defend the Company's position in court, resulted in the Company agreeing to amend its 1993 and 1994 federal tax returns and the payment of $65,117 in taxes for 1993, plus interest of $47,456, in February 2000. The Company will be able to recover that amount by carrying forward an additional loss of $65,117 from its 1994 federal tax return to its 1996 federal tax return, which will be amended. The interest paid the IRS is deductible in the Company's 1999 federal tax return.

        The Company has a net operating loss carryforward of $192 thousand as a result of the changes made to its 1993 and 1994 federal tax return by the Internal Revenue Service. That loss will be used by amending the Company's 1996 federal tax return.


Note 5 - Common Stock:

        The Company's Stock Option Plan permits issuance of stock options to key employees at prices not less than 100% of market price at the date of grant. An aggregate of 600,000 shares of common stock is reserved in connection with this Plan. As of December 31, 1999, no options have been granted under this Plan.


Note 6 - Commitments and contingencies:

        In February 2000, a product liability claim went to trial in the state of New York for a worker injured operating one of the Company's presses in 1993. The plaintiff claimed he injured his hand while doing routine maintenance on a press manufactured by the Company because the press did not have adequate guarding. The jury found in favor of the plaintiff and awarded him $4,828,805. The jury held the Company 63 percent responsible for the injury and the Company, therefore, must pay $3,042,147 of the judgement. The Company's product liability insurance for 1993 will pay $1 million of the judgement. The balance of $2,042,147, is the responsibility of the Company.

        On March 18, 2000, the Company, the insurance carrier, and the New York State Insurance Fund, whom was a third party defendant, agreed to pay the plaintiff $1,500,088, and the plaintiff agreed to a general release and discharge of all claims and judgements against the Company. The Company's product liability insurance carrier will pay $1 million; the New York State Insurance Fund will pay $240,088; and the Company will pay $100 thousand on or before 40 days from the date of the release, and an additional $160 thousand payable in monthly payments of $2,026.81 for 10 years commencing May 1, 2000. To cover the settlement, a $260 thousand expense is included in general and administrative expense in the statement of operations for 1999, and accrued expenses in the balance sheet.

        The Company has an agreement granting it the exclusive right to manufacture and sell in the United States and most other countries printing equipment designed by Color Impact International, Inc. The grantor may purchase the equipment from the Company and resell it in Russia and China. Another company has the exclusive right to manufacture and sell the equipment in India. The agreement commenced on August 17, 1998, and is for a period of 10 years. It requires the Company to pay Color Impact International, Inc. a license fee equal to 7 percent of the gross selling price for the equipment. The minimum license fee is $70 thousand in any 12-month period from the commencement date. The Company may enhance or modify the equipment and commingle it with equipment of its own design.

        The Company has leased a 49,000 square foot manufacturing and office facility located in Kent, Washington, since May 1988. The lease expires in November 2003, and includes a five-year renewal option. The total monthly payment is $16,155.

        Rental expense was $212 thousand in 1999 and $169 thousand in 1998.

        Remaining minimum rental commitments are as follows:

                                            (Dollars in Thousands)
                      2000..................          $194
                      2001..................           194
                      2002..................           194
                      2003..................           173
                                                      ----
                                                      $755
                                                      ====

Note 7 - Market Segment and Concentration Information:

        Substantially all of the Company's operations relate to the manufacture and sale of printing presses and associated equipment. The Company markets its presses worldwide. International sales accounted for 53.1% of total sales in 1999 and 26.2% in 1998. The Company is not dependent on any country or region of the world for international sales and domestic sales are disseminated throughout the United States.

        Export sales of equipment by geographical area were as follows:

                                                 (Dollars in Thousands)
                                                 Year Ended December 31,
                                                 -----------------------
                                                    1999         1998
                                                   ------       ------
        Europe                                     $4,095       $1,441
        Western Hemisphere                          1,616          679
                                                   ------       ------
                                                   $5,711       $2,120
                                                   ======       ======

        The Company normally has one or more individual press sales which account for more than 10% of revenues in a given year. It is uncommon for a customer to place a large order for additional equipment in the years immediately following purchase of a press. On an ongoing basis, the Company does not believe it is dependent on any one customer for a significant portion of its business.

        During 1999, the Company had sales to one customer which, as a percentage of total consolidated sales, was 10.8%. In 1998, the Company had sales to two separate customers which accounted for 11.8% and 10.5% of sales.

Note 8 - Retirement Savings Plan:

       The Company has a 401(k) plan covering all employees who have completed one year of service. Plan participants self-direct their investments choosing from eleven options sponsored by Merrill Lynch. The Company matches up to 25% of the first $4,000 contributed by the employee in a year. The Company may also make discretionary contributions to the plan. Fees paid the administrator, plus the Company's matching contribution, totaled approximately $31 thousand in 1999 and $7 thousand in 1998.