Form 10QSB
period 2000-03-31
WEB PRESS CORP
filed 2000-05-12
CIK 105183

            U.S. SECURITIES AND EXCHANGE COMMISSION

                  Washington, D. C. 20549

                       FORM 10-QSB


        [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the three months ending March 31, 2000

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

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety
        (90) days.              Yes X  No
                                    _     _

        All reports during the preceding 12 months have been filed.

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate issuers): Common Stock, $.025 par value per share; 3,105,413 shares outstanding as of May 10, 2000.
                        _ _ _ _ _ _  _ _ _ _ _ _ _ _ _ _ _

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

                                  PART I

                           FINANCIAL INFORMATION

                           WEB PRESS CORPORATION

                         CONSOLIDATED BALANCE SHEET
                           (Dollars in Thousands)


        ASSETS                                   March 31, 2000
                                                 ______________
        Current Assets:
          Cash............................            $    2
          Accounts receivable, less
             allowance for doubtful
             accounts of $118..............            1,816
          Inventories.....................             5,186
          Deferred tax assets.............               265
          Refundable income taxes.........                65
          Deposits........................               190
          Prepaid expenses................                24
                                                      ------

          Total Current Assets............             7,548

        Machinery and Leasehold Improvements,
        at cost:
          Machinery and equipment..........            3,563
          Leasehold improvements...........              215
                                                      ------
                                                       3,778
          Less accumulated depreciation
            and amortization...............            2,848
                                                      ------
        Machinery and Leasehold
          Improvements (Net)...............              930
                                                      ------
        Total Assets.......................           $8,478
                                                      ======

        The above figures are unaudited. The accompanying notes are an integral part of the Consolidated Financial Statements.

                             WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)

        LIABILITIES AND STOCKHOLDERS' EQUITY         March 31, 2000
                                                     --------------
        Current Liabilities:
            Accounts payable.......................       $  611
            Customer deposits......................          589
            Accrued expenses.......................        1,388
            Current portion of long-term debt......           41
                                                          ======

        Total Current Liabilities..................        2,629

        Long-Term Debt, less current portion.......        2,278

        Deferred Tax Liabilities...................          602

        Commitments

        Stockholders' Equity:
          Common stock, par value $.025 per share:
           Authorized, 4,000,000 shares
           Issued, 3,436,513 shares.................          86
          Paid-in capital...........................         320
          Retained earnings.........................       2,660
                                                          ------
                                                           3,066

          Treasury stock, 331,100 shares at cost....         (97)
                                                          ------
        Total Stockholders' Equity..................       2,969
                                                          ------
        Total Liabilities and
         Stockholders' Equity.......................      $8,478
                                                          ======


        The above figures are unaudited. The accompanying notes are an integral part of the Consolidated Financial Statements.

                          WEB PRESS CORPORATION

                  Consolidated Statements of Operations

                  For the three months ending March 31,
             (Dollars in Thousands Except Earnings Per Share)

                                              2000      1999
                                              ----      ----
        Sales.........................       $2,241    $1,405

        Cost of sales.................        1,725     1,114
                                             ------    ------
                                                516       291
        Selling, general and
          administrative expenses.....          400       347
                                             ------    ------
                                                116       (56)

        Interest expense..............           52        50
                                             ------    ------

        Earnings (loss) before taxes
          (benefit)...................           64      (106)

        Taxes (benefit) on earnings
          (loss) .....................           22       (36)
                                             ------    ------

        Net basic and diluted
          earnings (loss).............       $   42    $  (70)
                                             ======    ======

        Basic and diluted earnings
         (loss) per share.............         $.01     $(.02)
                                               ====     =====

        The above figures are unaudited. The accompanying notes are an integral part of the Consolidated Financial Statements.

                            WEB PRESS CORPORATION

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the three months ending March 31,
                            (Dollars in Thousands)


                                                      2000       1999
                                                      ----       ----
        Cash flows from operating activities:
          Net earnings (loss)...................     $  42      $ (70)
          Adjustments to reconcile net
          earnings (loss) to net cash provided
          (used) by operating activities:
            Depreciation and amortization.......        38         47
            Inventory valuation reserve.........        26         26
            Provision for losses on accounts
              receivable........................         2          2
            Deferred taxes......................        16        (36)

            Increase (Decrease) in cash from
            changes in operating accounts:

              Accounts  receivable..............       932        918
              Inventory.........................      (949)      (977)
              Deposits..........................       (55)        (7)
              Income taxes refundable...........                  (14)
              Prepaid expenses..................        20         20
              Accounts payable..................       (64)      (317)
              Customer deposits.................       389        391
              Accrued expenses..................      (666)      (245)
              Income taxes payable..............      (135)
                                                     -----      -----

              Total adjustments.................      (446)      (192)
                                                     -----      -----

            Net cash provided (used) by
              Operating activities..............      (404)      (262)

        Cash flows from investing activities:
          Capital expenditures..................       (44)       (27)
                                                     -----      -----

        Net cash used by investing activities...       (44)       (27)

        (Continued on following page)

        (Continued from previous page)

        Cash Flows from financing activities:
          Proceeds from issuance of
            long-term debt......................      160
          Payments on long-term debt............       (7)        (77)
          Net borrowings (payments) under
            short-term line of credit...........     (172)         503

          Net borrowings under long-term
            line of credit .....................      469
                                                    -----        -----

          Net cash provided by financing
            activities..........................      450          426
                                                    -----        -----

        Net increase in cash....................        2          137

        Cash at beginning of period.............        0            6
                                                    -----        -----

        Cash at end of period...................    $   2        $ 143
                                                    =====        =====

        Supplemental disclosures of cash
          flow information:

          Cash was paid during the year for:

          Interest..............................     $ 87         $44
          Taxes.................................      140          15


        The above figures are unaudited. The accompanying notes are an integral part of the Consolidated Financial Statements.

                            WEB PRESS CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE THREE MONTHS ENDING MARCH 31, 2000

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

        Inventories were classified as follows:

                                        (Dollars in Thousands)
                                            March 31, 2000

            Raw materials and parts
            (including subassemblies).....     $2,500
            Work-in-progress..............        535
            Finished goods................      1,792
            Used equipment................        359
                                               ------
                                               $5,186
                                               ======

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

        Maintenance and repairs are charged directly to costs or expenses as incurred. Equipment of only nominal value and renewals and betterment's that do not appreciably extend the life of the asset are charged directly to costs or expenses.

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

        Revenue recognition
        -------------------

        Revenue from sales of manufactured products under firm contracts is recognized generally at the time equipment ships. All freight and installation costs are accrued at the time revenue is recognized. Estimated costs related to product warranties are provided at the time of sale. Proceeds received on contracts prior to recognition as a sale are recorded as deposits.

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

        Earnings per share
        ------------------

        Earnings per share-basic and diluted were calculated based on the weighted average number of shares outstanding. The weighted average-basic and diluted number of shares outstanding were 3,105,413 in 2000 and 1999.

        Note 2 - Financing:

        The company has a revolving line of credit with a commercial bank for borrowing up to $3 million. Borrowings against this line were $2,016 million on March 31, 2000. Because the loan matures on June 1, 2002, that amount is included in long-term debt on the balance sheet. The interest rate charged is the bank's prime rate. That rate was 9 percent on March 31, 2000. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.

        The Company has a second financing facility with the bank for borrowing, on a short-term basis, up to an additional $2 million to manufacture equipment for export. On March 31, 2000, the Company was not borrowing any money using this facility. The Company intends to request additional loans using this facility during 2000. The interest rate charges is .25 percent under the bank's prime rate. Loans from this facility are secured by an "export working capital guarantee" from the Export-Import Bank of the Unites States.

        Long-term debt consists of the following:

                                                (Dollars in Thousands)
                                                    March 31, 2000
                                                    --------------
        Note payable, 9%, due in monthly
        installments of $2,027 including
        interest.  Final payment
        due April, 2010...........................       $160


        Note payable for equipment, 9.3%, due
        in monthly installments of $2,198
        including interest.  Final payment due
        in March, 2004............................         87


        Note payable for equipment, 8.97%, due in
        monthly installments of $1,124 including
        interest.  Final payment due
        in March, 2003............................         50


        Note payable for equipment, 8.23%, due in
        monthly installments of $277 including
        interest.  Final payment due in December,
        2001......................................          6
                                                         ----
                                                          303


        Less current portion......................         41
                                                         ----
                                                         $262
								         ====


        Equipment with an original cost of $206 thousand is pledged as collateral under the notes payable for equipment and the equipment purchase contracts.

        Note 3 - Common Stock:

        The Company's Stock Option Plan permits issuance of stock options to key employees at prices not less than 100% of market price at the date of grant. An aggregate of 600,000 shares of common stock is reserved in connection with this Plan. As of March 31, 2000, no options had been granted under this Plan.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS


        OPERATING RESULTS
        -----------------

        Total sales were $2.241 million in the first quarter of 2000, an increase of $836 thousand over 1999 first quarter sales of $1.405 million. New equipment sales, used equipment sales, and the sale of replacement parts and service were all higher in 2000 than they were in 1999. New equipment sales were $1.582 million in 2000, an increase of $537 thousand over 1999 first quarter sales of $1.045 million. The Company sold $90 thousand worth of used equipment in 2000. There were no used equipment sales in the first quarter of 1999. The sale of replacement parts and service increased $209 thousand to $569 thousand in 2000 from $360 thousand for the corresponding period in 1999. Domestic sales of $1.193 million accounted for 53 percent of total sales, while international sales of $1.048 million accounted for 47 percent of total sales. The backlog of orders believed to be firm was approximately $3.273 million on May 10, 2000, compared with $3.172 million on May 11, 1999.

        Cost of sales, expressed as a percentage of sales, decreased to
        77.0 percent in the first quarter of 2000, compared with 79.3 percent in the first quarter of 1999. The primary reasons for the decrease were an improvement in the gross profit margin on new equipment sales, and the increase in parts sales, which have a higher gross profit margin. Research and development costs in 2000 were $31 thousand higher than they were in 1999. The Company charged $26 thousand to expense for inventory valuation adjustments in both 2000 and 1999. Gross profits were $516 thousand and $291 thousand in the first quarter of 2000 and 1999, respectively.

        Selling, general and administrative expenses increased by $53 thousand in the first quarter of 2000 compared with the same period in 1999. Selling expenses were $8 thousand higher in the first quarter of 2000 than they were in the first quarter of 1999. The Company spent $38 thousand attending trade shows in 2000. In 1999, the Company spent $23 thousand attending trade shows. Nominal decreases in most other selling expenses offset the higher trade show costs. General and administrative expenses increased $45 thousand in 2000 from 1999. The largest increase was $20 thousand for professional services. Higher legal fees caused the increase. Administrative payroll costs were $19 thousand higher in 2000 than they were in 1999. Most other selling, general and administrative expenses did not change significantly.

        Interest expense was $52 thousand in the first quarter of 2000, compared with $50 thousand in the first quarter of 1999. The average interest rate on the Company's revolving lines of credit with the bank was 8.6 percent in 2000 and 9.5 percent in 1999. The average borrowings from the bank were $1.651 million in 2000 and $363 thousand in 1999. The higher average borrowings in 2000 resulted from the conversion of most of the Company's long-term debt into a long-term revolving line of credit in the second quarter of 1999, allowing the Company to pay interest only on the money it needs to borrow. The lower average interest rate on those borrowings in 2000 is because the interest rate on the new revolving line of credit is 2 percent lower than the rate for the retired short-term revolving line of credit used by the Company in 1999.

        Net earnings of $42 thousand in 2000 resulted from higher sales and the improvement in the gross profit margin on new equipment sales and parts sales. Pre-tax earnings were $64 thousand. In 1999, the Company had a pre-tax loss of $106 thousand, and a net loss of $70 thousand.

        LIQUIDITY
        ---------

        Net working capital was $4.919 million and the current ratio was 2.9:1 on March 31, 2000. Net cash used by operating activities was $404 thousand in the first quarter of 2000. Changes in working capital components from December 31, 1999, include a decrease in accounts receivable of $932 thousand, an increase in inventory of $949 thousand, a decrease in accrued expenses of $666 thousand, an increase in customer deposits of $389 thousand, and payment of $135 thousand in federal income taxes.

        The Company is manufacturing equipment in larger lots to meet demand for both the Quad-Stack and the Quadracolor, and to achieve other manufacturing efficiencies. This has caused inventories to increase. On March 31, 2000, raw materials and parts had increased $368 thousand; work-in-progress had increased $65 thousand; finished goods had increased $447 thousand; and used equipment had increased $43 thousand, from December 31, 1999.

        Funds provided by operations are the Company's primary source of liquidity. In addition, the Company uses short-term debt from two separate revolving lines of credit with a commercial bank to finance fluctuating working capital requirements. On March 31, 2000, the Company had additional borrowing capacity of $984
        thousand from its $3 million line of credit.   There were no
        borrowings from the $2 million "export working capital" financing facility the Company has with the bank.

        CAPITAL RESOURCES
        -----------------

        Total assets were $8.478 million on March 31, 2000.
        Stockholders' equity was $2.969 million, an increase of $42 thousand from December 31, 1999. Long-term debt (excluding the long-term revolving line of credit) increased $160 thousand in the first quarter of 2000. The new term debt is part of a product liability settlement that is discussed in the Company's Form 10-KSB for the year ended December 31, 1999. The settlement requires the Company to make 120 monthly payments of $2,027 commencing May 1, 2000. The Company accrued the expense for the settlement in 1999, and the $160 thousand was included in accrued expenses in the balance sheet on December 31, 1999.

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------

        Item 6.  Exhibits and Reports on Form 8-K
        -----------------------------------------

        (a) Exhibits

        (27) Financial Data Schedule

        (b) Reports on Form 8-K -- There are no reports on Form 8-K filed for the three months ending March 31, 2000.


                                  SIGNATURE
                                  ---------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WEB PRESS CORPORATION
                                            (Registrant)


        May 11, 2000                    /s/Gary B. Palmer
        ------------                    -------------------------
        Date                            Gary B. Palmer, President


        May 11, 2000                    /s/Craig L. Mathison
        ------------                    --------------------------
        Date                            Craig L. Mathison
                                        Vice President of Finance
                                       (Principal Accounting Officer)