Form 10QSB
period 2000-06-30
WEB PRESS CORP
filed 2000-08-11
CIK 105183

              U.S. SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549


                           FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ending June 30, 2000
                            -------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
	   OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number 0-7267
                       ------

                WEB PRESS CORPORATION
------------------------------------------------------
(Exact name of registrant as specified in its charter)

           Washington                            91-0851298
-------------------------------     ----------------------------
(State or other jurisdiction of	    (I.R.S. Employer
 incorporation or organization)	     Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
(applicable only to corporate issuers):  Common Stock, $.025 par value per share; 3,105,413 shares outstanding as of August 9, 2000.
                _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

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

                                   PART I
                                   ------
                            FINANCIAL INFORMATION
                            ---------------------
                            WEB PRESS CORPORATION

                          CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


	ASSETS                                     June 30, 2000
                                                 -------------

	Current Assets:
          Cash.........................                $    0
          Accounts receivable, less
            allowance for doubtful
            accounts of $88............                 1,498
          Inventories..................                 5,396
          Deferred tax assets..........                   262
          Refundable income taxes......                    65
          Deposits.....................                    59
          Prepaid expenses.............                    72
                                                       ------
       Total Current Assets...........                  7,352

       Machinery and Leasehold
         Improvements, at cost:
         Machinery and equipment......                  3,575
         Leasehold improvements.......                    215
                                                       ------
                                                        3,790

         Less accumulated depreciation
           and amortization...........                  2,883
                                                       ------
       Machinery and Leasehold
         Improvements (Net)...........                    907
                                                       ------

       Total Assets...................                 $8,259
                                                       ======

The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                            WEB PRESS CORPORATION

                         CONSOLIDATED BALANCE SHEET
                           (Dollars in Thousands)


    LIABILITIES AND STOCKHOLDERS' EQUITY            June 30, 2000
                                                    -------------

    Current Liabilities:
       Notes payable............................       $  294
       Accounts payable.........................          819
       Customer deposits........................          191
       Accrued expenses.........................          978
       Current portion of long-term debt........           42
                                                       ------
    Total Current Liabilities...................        2,324

    Long-Term Debt, less current portion........        2,311

    Deferred taxes on income....................          618

    Stockholders' Equity:
      Common stock, par value $.025 per share:
       Authorized, 4,000,000 shares
       Issued, 3,436,513 shares.................           86
      Paid-in capital...........................          320
      Retained earnings.........................        2,697
                                                       ------
                                                        3,103

      Treasury stock, 331,100 shares at cost....          (97)

    Total Stockholders' Equity..................        3,006

    Total Liabilities and
       Stockholders' Equity.....................       $8,259



The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                      WEB PRESS CORPORATION

              Consolidated Statements of Operations

          For the three and six months ending June 30th, (Dollars in Thousands Except Earnings Per Share)

                               THREE MONTHS          SIX MONTHS
                               ------------          ----------
                              2000       1999      2000     1999
                              ----       ----      ----     ----
Sales....................    $2,883     $2,289    $5,124   $3,694

Cost of sales............     2,193      1,754     3,918    2,868
                             ------     ------    ------   ------
                                690        535     1,206      826
Selling, general and
  administrative
  expenses...............       571        458       971      805
                             ------     ------    ------   ------
                                119         77       235       21

Interest expense.........        63         45       115       95
                             ------     ------    ------   ------

Earnings(loss) before
  taxes(benefit).........        56         32       120      (74)

Taxes(benefit) on
  earnings(loss).........        19         11        41      (25)
                             ------     ------    ------   ------
Net basic and diluted
  earnings(loss).........    $   37     $   21    $   79   $  (49)
                             ======     ======    ======   ======
Basic and diluted earn-
  ings(loss) per share...      $.01      $.006      $.02    $(.02)
                               ====      =====      ====    =====

The above figures are unaudited. The accompanying notes are an integral part of these statements of earnings.

                           WEB PRESS CORPORATION

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the six months ending June 30th,
                               (Dollars in Thousands)

				        	  2000   1999
                                                  ----   ----

Cash flows from operating activities:
  Net earnings (loss) ..................        $   79  $  (49)
  Adjustments to reconcile net
  earnings (loss) to net cash provided
  (used)by operating activities:
    Depreciation and amortization.......	          76      95
    Provision for losses on accounts
      receivable........................	         (16)	 3
    Deferred taxes on income............            35     (40)
    Inventory valuation reserve.........            41      56
    Increase (Decrease) in cash from
    changes in operating accounts:

      Accounts receivable...............	       1,268   1,375
      Inventory.........................	      (1,174) (1,457)
      Deposits..........................            76     (44)
      Prepaid expenses..................	         (28)    (19)
      Accounts payable..................	         144    (297)
      Customer deposits.................	          (9)    131
      Accrued expenses..................	      (1,076)   (380)
      Income taxes payable..............          (135)
                                                ------  ------

      Total adjustments                           (798)   (577)
                                                ------  ------

    Net cash used by operating
      activities........................	        (719)   (626)

Cash flows from investing activities:
  Capital expenditures..................	         (61)    (57)
  Proceeds from retirement of assets....             2
                                                ------  ------

Net cash used by investing activities...	         (59)    (57)



Continued on following page
---------------------------


Continued from previous page
----------------------------

Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt................................	         160
  Payments on long-term debt............	         (15)   (974)
  Net borrowings under short-term
    line of credit......................	         122    (487)
  Net borrowings under long-term
    line of credit......................           511   2,141
                                                ------  ------

  Net cash provided by
    financing activities................	         778     680
                                                ------  ------
Net increase (decrease) in cash.........	           0      (3)

Cash at beginning of period.............	           0       6
                                                ------  ------

Cash at end of period...................  	$    0  $    3
                                                ======  ======
Supplemental disclosures of cash
  flow information:

  Cash was paid during the year for:
  Interest..............................          $145    $ 82
  Taxes.................................           140


The above figures are unaudited. The accompanying notes are an integral part of these statements of cash flows.

                        WEB PRESS CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE SIX MONTHS ENDING JUNE 30, 2000

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

Inventories were classified as follows:

                                      (Dollars in Thousands)
					              June 30, 2000
                                            -------------
   Raw materials and parts
   (including subassemblies).....               $2,553
   Work-in-progress..............                1,121
   Finished goods................                1,489
   Used equipment................                  233
                                                ------

                                                $5,396
                                                ======

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

Note 2 - Financing:

The Company has a revolving line of credit with a commercial bank for borrowing up to $3 million. Borrowings against this line were $2.058 million on June 30, 2000. That amount is included in long-term debt on the balance sheet. The loan matures on June 1, 2003. The interest rate charged is the bank's prime rate. That rate was
9.5 percent on June 30, 2000. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.


The Company has a second financial facility with the bank for borrowing on a short-term basis up to an additional $2 million to manufacture equipment for export. On June 30, 2000, borrowings against this line were $294 thousand. The loan is to be repaid when the press ships or after six months, whichever occurs first. The interest rate charged is the bank's prime rate. That rate was
9.5 percent on June 30, 2000. The loan is secured by an "export working capital guarantee" from the Export-Import Bank of the United States.


Long-term debt consists of the following:

                                         (Dollars in Thousands)
                                             June 30, 2000
                                             -------------


Note payable, 9%, due in monthly
installments of $2,027 including
interest.  Final payment
due in April, 2010........................  	  $158


Note payable for equipment, 9.3%, due
in monthly installments of $2,198
including interest.  Final payment due
in March, 2004............................	    84

Note payable for equipment, 8.97%, due in
monthly installments of $1,124 including
interest.  Final payment due
in March, 2003............................	    48

Note payable for equipment, 8.23%, due in
monthly installments of $277 including
interest.  Final payment due in December,
2001......................................           5
                                                  ----
                                                   295


Less current portion......................	    42
                                                  ----

                                                  $253
                                                  ====

Equipment with original cost of $206 thousand is pledged as collateral under the notes payable for equipment and the equipment purchase contracts.

Note 3 - Common Stock:

The Company's Stock Option Plan permits issuance of stock options to key employees at prices not less than 100% of market price at the date of grant. An aggregate of 600,000 shares of common stock is reserved in connection with this Plan. As of June 30, 2000, no options had been granted under this Plan.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS
-----------------

Sales during the second quarter and for the first six months of 2000 were $2.883 million and $5.124 million, respectively. In 1999, sales were $2.289 million in the second quarter and $3.694 million for the six-month period. The table below compares domestic, international and total sales by category for the first six months of 2000 with the corresponding period in 1999:

                       (Dollars in Thousands)
                Domestic     International       Total
                --------     -------------       -----
              2000    1999    2000    1999    2000    1999
              ----    ----    ----    ----    ----    ----
  New        $1,755  $1,560  $2,232  $1,333  $3,987  $2,893
  Used          148      84      94      50     242     134
  Parts &
   service      670     513     225     154     895     667
             ------  ------  ------  ------  ------  ------
  Total      $2,573  $2,157  $2,551  $1,537  $5,124  $3,694
             ======  ======  ======  ======  ======  ======

The increase in new equipment sales is the result of the continuing trend towards color by both newspapers and commercial printers. Both the Quadra-Color and the Quad-Stack four-color printing modules are designed for high quality color printing and have benefited from the strong demand for color. During the first six months of 2000 the Company has shipped 8 Quadra-Color and 7 Quad-Stack printing modules. Of these, 1 Quadra-Color and 2 Quad-Stacks were installed on press lines manufactured by other manufacturers. The Company expects sales to printers using presses manufactured by competitors to increase in the future due to the very good results achieved so far.

Cost of sales, as a percentage of sales, was 76.1 percent in the second quarter and 76.5 percent for the first six months of 2000. In 1999, it was 76.6 percent in the second quarter and 77.6 percent for the six-month period. The gross profit on new equipment sales increased by 1.3 percent in 2000 compared with 1999, and the gross profit on parts sales increased, too. The increase in sales for both new equipment and parts and the slightly higher gross margin on those sales resulted in a $380 thousand increase in gross profits in the first six months of 2000 compared with the same period in 1999.

Selling, general and administrative expenses for the second quarter of 2000 were 24.7 percent higher than they were for the same period in 1999. For the six-month period, they increased 20.6 percent in 2000 from 1999. Selling expenses increased $121 thousand in the first six months of 2000 compared with 1999. Most of the increase was for promotional expenses, which were $303 thousand in 2000, and $205 thousand in 1999. In May 2000, the Company attended the

"drupa 2000" printing conference and exhibition held in Dusseldorf, Germany. Drupa is the largest printing exhibition in the world, and it is only held once every four years. Attending durpa 2000 cost $100 thousand and accounted for all of the increase in promotional expenses. Higher payroll costs accounted for most of the other increase in selling expenses. General and administrative expenses increased $45 thousand in the first six months of 2000 compared with 1999. Payroll costs were $40 thousand higher in 2000 than they were in 1999, accounting for most of the increase.

Interest expense was $63 thousand in the second quarter and $115 thousand for the first six months of 2000, compared with $45 thousand and $95 thousand for the respective periods in 1999. The average interest rate on the Company's revolving lines of credit from the bank was 9.3 percent for the second quarter and 9 percent for the first six months of 2000, compared with 7.9 percent in the second quarter and 8.7 percent for the first six months of 1999. Average borrowings from the Company's revolving lines of credit with the bank in 2000 were $1.969 million in the second quarter and $1.780 million for the first six months, compared with $2.076 million and $1.539 million for the corresponding periods in 1999. The increase in the prime rate from 7.75 percent on June 30, 1999, to 9.5 percent on June 30, 2000, has caused most of the increase in interest expense.

Net earnings in the second quarter were $37 thousand in 2000 and $21 thousand in 1999. For the six-month period, net earnings were $79 thousand in 2000. The Company had a net loss of $49 thousand in the first six months of 1999.

The Company's operating results for the first six months of 2000 are not necessarily indicative of results to be expected for the full year, particularly because of the high value of each order for the Company's equipment and their irregular timing. The Company expects 2000 sales and earnings to meet or exceed those of 1999.

LIQUIDITY
---------

Net working capital was $5.028 million and the current ratio was 3.2:1 on June 30, 2000. Net cash used by operating activities was $719 thousand in the first six months of 2000. Changes in working capital components from December 31, 1999, include a decrease in accounts receivable of $1.268 million; an increase in inventory of $1.174 million; a decrease in accrued expenses of $1.076 million; an increase in accounts payable of $144 thousand; and payment of $135 thousand in federal income taxes.

The Company is manufacturing equipment in larger lots to meet demand for both the Quad-Stack and Quadra-Color, and to achieve other manufacturing efficiencies. This has caused inventories to increase. On June 30, 2000, raw materials and parts inventories had increased $421 thousand; work-in-progress had increased $651 thousand; finished goods had increased $144 thousand; and used equipment had decreased $83 thousand, from December 31, 1999.

Funds provided by operations are the Company's primary source of liquidity. In addition, the Company uses short-term debt from two separate revolving lines of credit with a commercial bank to finance fluctuating working capital requirements. On June 30, 2000, the Company had additional borrowing capacity of $942 thousand from its $3 million operating line of credit, and could request an additional $1.706 million from the export working capital financing facility.

CAPITAL RESOURCES
-----------------

Total assets were $8.259 million on June 30, 2000. Stockholders' equity increased $79 thousand from December 31, 1999, to $3.006 million on June 30, 2000. Long-term debt, primarily in the form of the long-term revolving line of credit, was $2.311 million. As a percentage of total capitalization, long-term debt and deferred income taxes (net of deferred tax assets) was 47 percent on June 30, 2000. The Company believes that its borrowing capacity is sufficient to provide for orderly growth.








                             PART II
                             -------

                        OTHER INFORMATION
                        -----------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

(10)	Material Contracts

	    The following exhibits are filed herewith:

            (10a) being the Business Loan Agreement between Web Press Corporation and KeyBank National Association dated May 19, 2000.

            (10b) being the Borrowing Agreement between Web Press Corporation and the Export-Import Bank of the United States dated May 21, 2000.

	    (10c) being the modification and extension agreement of the business loan Agreement dated April 7, 1999, between Web Press Corporation and KeyBank National
                   Association.

(27) Financial Date Schedule

(b) Reports on Form 8-K -- There are not reports on Form 8-K filed for the three months ending June 30, 2000.


                        SIGNATURE
                        ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     WEB PRESS CORPORATION
                                     ---------------------
                                         (Registrant)


August 9, 2000                       /s/Gary B. Palmer
--------------                       ----------------------------
Date                                 Gary B. Palmer, President


August 9, 2000                       /s/Craig L. Mathison
--------------                       ----------------------------
Date                                 Craig L. Mathison, Vice
                                     President of Finance






12