Form 10QSB
period 2000-09-30
WEB PRESS CORP
filed 2000-11-13
CIK 105183

U.S. SECURITIES AND EXCHANGE COMMISSION

                 Washington, D. C. 20549


                       FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ending September 30th, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
	   OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number 0-7267
                       ------

                 WEB PRESS CORPORATION
-----------------------------------------------------
(Exact name of registrant as specified in its charter)

            Washington                 91-0851298
-------------------------------     ----------------
(State or other jurisdiction of	    (I.R.S. Employer
 incorporation or organization)	    Identification No.)

22023 68th Avenue S., Kent, Washington 98032
--------------------------------------------
(Address of principal executive offices)

Registrant's telephone number, including area code (253) 395-3343

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety
(90) days                    Yes X  No
                                 --   --

All reports during the preceding 12 months have been filed.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
(applicable only to corporate issuers):  Common Stock, $.025 par value per share; 3,105,413 shares outstanding as of November 6,
2000.
                _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _ _

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

                                PART I
                                ------

                         FINANCIAL INFORMATION
                         ---------------------

                         WEB PRESS CORPORATION

                       CONSOLIDATED BALANCE SHEET
                         (Dollars in Thousands)

	ASSETS                                  September 30, 2000
                                                ------------------
        Current Assets:
          Cash..........................             $   -
          Accounts receivable, less
            allowance for doubtful
            accounts of $74.............                888
          Inventories...................              4,915
          Deferred tax asset............                288
          Refundable income taxes.......                 65
          Deposits......................                 93
          Prepaid expenses..............                 47
                                                     ------

        Total Current Assets............              6,296

        Machinery and Leasehold
          Improvements, at cost:
          Machinery and equipment.......              3,583
          Leasehold improvements........                220
                                                     ------
                                                      3,803

          Less accumulated depreciation
            and amortization............              2,923
                                                     ------

        Machinery and Leasehold
          Improvements (Net)............               880
                                                    ------
        Total Assets....................            $7,176
                                                    ======

The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

WEB PRESS CORPORATION



                   CONSOLIDATED BALANCE SHEET
                     (Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY		 September 30, 2000
                                                 ------------------
[S]                                                    [C]
Current Liabilities:
  Accounts payable .........................            $  672
  Customer deposits ........................               503
  Accrued expenses .........................               643
  Current portion of long-term debt ........                43
                                                        ------
Total Current Liabilities ..................             1,861

Long-Term Debt, less current portion .......             1,636

Deferred Taxes on Income ...................               633

Stockholders' Equity:
  Common stock, par value $.025 per share:
   Authorized, 4,000,000 share
   Issued, 3,436,513 shares ................               86
  Paid in capital ..........................              320
  Retained earnings ........................            2,737
                                                       ------
                                                        3,143

  Treasury stock, 331,100 shares, at cost ..              (97)
                                                       ------
Total Stockholders' Equity .................            3,046
                                                       ------
Total Liabilities and Stockholders' Equity             $7,176
                                                       ======
[/TABLE]

The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.



                      WEB PRESS CORPORATION

              Consolidated Statements of Operations

        For the three and nine months ending September 30, (Dollars in Thousands Except Earnings Per Share)

                                 THREE MONTHS    NINE MONTHS
                                 ------------    -----------
                                2000   1999    2000     1999
                                ----   ----    ----     ----
[S]                            [C]    [C]     [C]     [C]
Sales.......................	$2,782  $2,965  $7,906  $6,659

Cost of sales...............   2,264   2,424   6,182   5,293
                              ------  ------  ------  ------
                                 518     541   1,724   1,366

Selling, general and
  administrative expenses...	   395     417   1,366	 1,223
                              ------  ------  ------  ------
                                 123     124     358     143

Interest expense............	    63      69     178	   164
                              ------  ------  ------  ------

Earnings (loss) before taxes
  (benefit) ................	    60      55	 180	   (21)

Taxes (benefit) on earnings
  (loss). ..................	    20      18      61      (7)
                              ------  ------  ------  ------

Net basic and diluted
   earnings (loss)..........  $   40  $   37  $  119   $  (14)
                              ======  ======  ======   ======

Basic and diluted earnings
   (loss) per share ........    $.01    $.01    $.04     $.00
                                ====    ====    ====     ====
[/TABLE]

The above figures are unaudited. The accompanying notes are an integral part of these statements of earnings.

                       WEB PRESS CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the nine months ending September 30th,
                       (Dollars in Thousands)

				        	  2000	    1999
                                                  ----      ----
Cash flows from operating activities:
  Net earnings (loss)....................       $  119    $  (14)
  Adjustments to reconcile net
  earnings loss to net cash provided
  (used) by operating activities:
  Depreciation and amortization..........          117       141
  Provision for losses on accounts
   receivable............................          (13)       14
  Deferred taxes on income...............           24       (22)
  Inventory valuation reserve............           12        88
  Retirement of plant assets.............           (1)
  Increase (decrease) in cash from
   changes in operating accounts:

    Accounts receivable..................        1,875       637
    Inventory............................         (664)   (1,534)
    Deposits.............................           42       (26)
    Prepaid expenses.....................           (3)
    Accounts payable.....................           (3)     (119)
    Customer deposits....................          303       685
    Accrued expenses.....................       (1,411)     (312)
    Income tax payable...................         (135)

    Total adjustments....................          143      (448)

Net cash provided (used) by
  operating activities...................          262      (462)
                                                ------    ------

Cash flows from investing activities:
  Capital expenditures...................          (73)     (129)
  Proceeds from retirement of assets.....            2
                                                ------    ------
Net cash used by investing activities....          (71)     (129)
                                                ------    ------

Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt.................................         160
  Payments on long-term debt.............         (27)      (979)
  Net borrowings under short term
    line of credit.......................        (172)      (211)
  Net borrowings under long-term
    line of credit.......................        (152)     1,841
                                               ------     ------
Continued on following page
---------------------------

Continued from previous page
----------------------------

  Net cash provided (used) by
    financing activities.................        (191)       651

Net increase in cash.....................           0         60

Cash at beginning of period..............           0          6
                                               ------     ------

Cash at end of period....................      $    0     $   66
                                               ======     ======
Supplemental disclosures of cash
  flow information:

  Cash was paid during the period for:
  Interest...............................        $237       $160
  Taxes..................................         171         15

[/TABLE]

The above figures are unaudited. The accompanying notes are an integral part of these statements of cash flows.

                       WEB PRESS CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2000

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

Inventories were classified as follows:

                                 (Dollars in Thousands)
                                   September 30, 2000
                                   ------------------
     Raw materials and parts
     (including subassemblies).....      $2,926
     Work-in-progress..............         472
     Finished goods................       1,262
     Used equipment................         255
                                         ------
                                         $4,915

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

Revenue recognition
-------------------

Revenue from sales of manufactured products under firm contracts is recognized generally at the time the equipment ships. All freight and installation costs are accrued at the time revenue is recognized. Estimated costs related to product warranties are provided at the time of sale. Proceeds received on contracts prior to recognition as a sale are recorded as deposits.

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

Earnings per share
------------------

Earnings per share-basic and diluted were calculated based on the weighted average number of shares outstanding. The weighted average-basic and diluted number of shares outstanding was 3,105,413 in 2000 and 1999.

Note 2 - Financing:

The Company has a revolving line of credit with a commercial bank for borrowing up to $3 million. Borrowings against this line were $1.395 million on September 30, 2000. That amount is included in long-term debt on the balance sheet. The loan matures on June 1, 2003. The interest rate charged is the bank's prime rate. That rate was 9.5 percent on September 30, 2000. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.

The Company has a second financing facility with the bank for borrowing on a short-term basis up to an additional $2 million to manufacture equipment for export. On September 30, 2000, there were no borrowings against this facility. The Company intends to request additional loans using this facility during the next year. The interest rate charged is the bank's prime rate. Loans from this facility are secured by an "export working capital guarantee" from the Export-Import bank of the United States.

Long-term debt consists of the following:



                                         (Dollars in Thousands)
                                            September 30, 2000
                                            ------------------
Revolving line of credit due
June 1, 2003..............................       $1,395

Note payable, 9%, due in monthly
installments of $2,027 including
interest.  Final Payment
due April, 2010...........................          155

Note payable for equipment, 9.3%, due
in monthly installments of $2,198
including interest. Final payment due
in March, 2004............................           79

Note payable for equipment, 8.97%, due in
monthly installments of $1,124 including
interest.  Final payment due
in March, 2003............................           46

Note payable for equipment, 8.23%, due in
monthly installments of $277 including
interest.  Final payment due in December,
2001......................................            4
                                                 ------
                                                 $1,679

Less current portion......................           43
                                                 ------
                                                 $1,636
                                                 ======


Equipment with original cost of $206 thousand is pledged as collateral under the notes payable for equipment and the equipment purchase contracts

Note 3 - Common Stock:

The Company's Stock Option Plan permits issuance of stock options to key employees at prices not less than 100% of market price at the date of grant. An aggregate of 600,000 shares of common stock is reserved in connection with this Plan. As of September 30, 2000, no options had been granted under this Plan.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Operating Results
-----------------

Sales during the third quarter and for the first nine months of 2000 were $2.782 million and $7.906 million, respectively. In 1999, sales were $2.965 million in the third quarter and $6.659 million for the nine-month period. The table below compares domestic, international and total sales by category for the first nine months of 2000 with the corresponding period in 1999:


                        (Dollars in Thousands)
                  Domestic    International       Total
                2000   1999    2000   1999    2000    1999
                ----   ----    ----   ----    ----    ----
New equipment  $2,778 $2,235  $3,647 $3,021  $6,425  $5,256
Used equipment    141    323      94    126     235     449
Parts & service   885    676     361    278   1,246     954
               ------ ------  ------ ------  ------  ------

Total sales    $3,804 $3,234  $4,102 $3,425  $7,906  $6,659
               ====== ======  ====== ======  ======  ======


The increase in new equipment sales is the result of the continuing trend towards color by both newspapers and commercial printers. Both the Quadra-Color and the Quad-Stack four-color printing modules are designed for high quality color printing and have benefited from the strong demand for color. During the first nine months of 2000 the Company has shipped 8 Quadra-Color and 15 Quad-Stack printing modules. Of these, 1 Quadra-Color and 4 Quad-Stacks were installed on press lines manufactured by other manufacturers. The Company expects sales to printers using presses manufactured by competitors to increase in the future due to the very good results achieved so far.

Cost of sales, as a percentage of sales, was 81.4 percent in the third quarter and 78.2 percent for the first nine months of 2000. In 1999, it was 81.8 percent in the third quarter and 79.5 percent for the nine-month period. The gross profit on new equipment sales increased by .3 percent in 2000 compared with 1999, and the gross profit on parts sales increased, too. The increase in sales for both new equipment and parts and the slightly higher gross margin on those sales resulted in a $358 thousand increase in gross profits in the first nine months of 2000 compared with the same period in 1999.

Selling, general and administrative expenses for the third quarter of 2000 were 5.3 percent lower than they were for the same period in 1999. For the nine-month period, they increased
11.7 percent in 2000 from 1999. Selling expenses increased $72 thousand in the first nine months of 2000 compared with 1999. Most of the increase was for promotional expenses, which were $367 thousand in 2000, and $288 thousand in 1999. In May 2000, the Company attended the "drupa 2000" printing conference and exhibition held in Dusseldorf, Germany. Drupa is the largest printing exhibition in the world, and it is only held once every four years. Attending durpa 2000 cost $100 thousand and accounted for all of the increase in promotional expenses. Lower commission expense, which partially offset the increase in promotional expenses, accounted for most of the decrease in other selling expenses. General and administrative expenses increased $65 thousand in the first nine moths of 2000 compared with 1999. Payroll costs were $49 thousand higher in 2000 than they were in 1999; professional service fees, mainly in the form of higher audit fees, increased $31 thousand; while doubtful account expense was $20 thousand lower.

Interest expense was $63 thousand in the third quarter and $115 thousand for the first nine months of 2000, compared with $45 thousand and $95 thousand for the respective periods in 1999. The average interest rate on the Company's revolving lines of credit from the bank was 9.6 percent for the third quarter and
9.2 percent for the first nine months of 2000, compared with 8.1 percent in the third quarter and 8.5 percent for the first nine months of 1999. Average borrowings from the Company's revolving lines of credit with the bank in 2000 were $1.968 million in the third quarter and $1.802 million for the first nine months, compared with $2.141 million and $1.933 million for the corresponding periods in 1999. The increase in the prime rate from 8.25 percent on September 30, 1999, to 9.5 percent on September 30, 2000, has caused most of the increase in interest expense.

Net earnings in the third quarter were $40 thousand in 2000 and $37 thousand in 1999. For the nine-month period, net earnings were $119 thousand in 2000. The Company had a net loss of $14 thousand in the first nine months of 1999.

The Company's operating results for the first nine months of 2000 are not necessarily indicative of results to be expected for the full year, particularly because of the high value of each order for the Company's equipment and their irregular timing.

The Company expects sales to be below normal levels in the fourth quarter of 2000 and to have an operating loss in the fourth
quarter.   During the past several months the number of new
orders for the Company's equipment have slowed. The Company believes higher domestic interest rates for capital equipment loans and a 30 percent increase in newsprint prices from a year ago have both contributed to the slowdown in new orders. Internationally, the strength of the dollar relative to foreign currencies has hurt sales. The euro, in its first 22 months of existence, has dropped nearly 30 percent against the dollar. The Company has responded to the slowdown in new orders for its equipment by cutting back production. In the third week of

October the Company placed most of its workforce on a reduced workweek until finished goods inventories are decreased.

Liquidity
---------

Net working capital was $4.435 million and the current ratio was 3.4:1 on September 30, 2000. Net cash provided by operating activities was $262 thousand in the first nine months of 2000. Changes in working capital components from December 31, 1999, include a decrease in accounts receivable of $1.875 million; an increase in inventory of $664 thousand; a decrease in accrued expenses of $1.411 million; a decrease in accounts payable of $3 thousand; and payment of $135 thousand in federal income taxes.

The Company is manufacturing equipment in larger lots to meet demand for both the Quad-Stack and Quadra-Color, and to achieve other manufacturing efficiencies. This has caused inventories to increase. On September 30, 2000, raw materials and parts inventories had increased $794 thousand; work-in-progress had decreased $2 thousand; finished goods had decreased $83 thousand; and used equipment had decreased $61 thousand, from December 31, 1999.

Funds provided by operations are the Company's primary source of liquidity. In addition, the Company uses short-term debt from two separate revolving lines of credit with a commercial bank to finance fluctuating working capital requirements. On September 30, 2000, the Company had additional borrowing capacity of $1.605 million from its $3 million operating line of credit, and could request an additional $2 million from the export working capital financing facility.

Capital Resources
-----------------

Total assets were $7.176 million on September 30, 2000. Stockholders' equity had increased $119 thousand from December 31, 1999, to $3.046 million on September 30, 2000. Long-term debt, primarily in the form of the long-term revolving line of credit, was $1.636 million. As a percentage of total capitalization, long-term debt and deferred income taxes (net of deferred tax assets) was 39 percent on September 30, 2000. The Company believes that its borrowing capacity is sufficient to provide for orderly growth.

                             PART II
                             -------

                        OTHER INFORAMTION
                        -----------------


Item 6. Exhibits and Reports on Form 8-K

     (a)     Exhibits
             (27) Financial Data Schedule

     (b)     Reports on Form 8-K - There are no reports on Form
             8-K filed for the three months ending September
             30, 2000.




                               SIGNATURE
                               ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              WEB PRESS CORPORATION
                              ---------------------
                                   (Registrant)


November 10, 2000             /S/Gary B. Palmer
-----------------             -------------------------
Date                          Gary B. Palmer, President


November 10, 2000             /S/Craig L. Mathison
-----------------             -------------------------
Date                          Craig L. Mathison, Vice
                              President of Finance





14