Form 10KSB
period 2000-12-31
WEB PRESS CORP
filed 2001-03-28
CIK 105183

F O R M  10 - KSB

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

(Mark One)

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934	 (FEE REQUIRED)

For the fiscal year ended 	December 31, 2000

                                   OR

(  )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	EXCHANGE ACT OF 1934	 (NO FEE REQUIRED)

For the transition period from  ______________ to _______________

Commission file number   O-7267

                         WEB PRESS CORPORATION
----------------------------------------------------------------

Washington                                      91-0851298
----------------------------                    ----------------

(State or other jurisdiction of	(I.R.S. Employer
 incorporation or organization)	Identification No.)

22023 68th Avenue South, Kent, Washington           98032
-----------------------------------------       ----------------
(Address of principal executive offices)	 (Zip Code)

Registrant's telephone number, including area code (253) 395-3343

Securities Registered Pursuant to 12(b) of the Act:

Title of each class     Name of each exchange on which registered

None
----------------        -----------------------------------------

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.025
-------------------------------------------------------------
                            (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was re-quired to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes   X  No
                                             ---     ---

All reports during the preceding 12 months have been filed.

State issuer's revenues for its most recent fiscal year....$10,717,590.

As of February 28, 2001, 3,105,413 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing bid price provided by the National Quotation Bureau, Inc.) held by non-affiliates was approximately $363 thousand.

Documents incorporated by reference:  Exhibits as described in
Part III, Item 13.

                         WEB PRESS CORPORATION

           TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-KSB

ITEM        DESCRIPTION                                        PAGE
----        -----------                                        ----

                                 PART I

 1.         BUSINESS........................................   4
 2.         PROPERTIES......................................   7
 3.         LEGAL PROCEEDINGS...............................   7
 4.         SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS................................   8

                                 PART II

 5.         MARKET FOR THE REGISTRANT'S COMMON STOCK
            AND RELATED SECURITY HOLDER MATTERS.............   9
 6.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS...  10
 7.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....  14
 8.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE..........  14

                                PART III

 9.         DIRECTORS AND EXECUTIVE OFFICERS
            OF REGISTRANT...................................  15
10.         EXECUTIVE COMPENSATION..........................  18
11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT...........................  18
12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..  20
13.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES
            AND REPORTS ON FORM 8-K.........................  20

                      ANNUAL REPORT ON FORM 10-KSB
                         WEB PRESS CORPORATION

                                 PART I
                                 ---- -

ITEM 1.   BUSINESS

(A)  General Development of Business

Web Press Corporation (herein referred to as "Web" or "Company") was founded in late 1967 under the name "Web Press Aid" as a sole proprietorship. The company was incorporated in November, 1969 under the laws of the State of Washington. Initially, the Com-pany was involved primarily in the rebuilding and repair of web-fed printing presses and related equipment. Shortly after incor-poration, the Company undertook the development of a line of printing press equipment of its own design. During 1972, the Company commenced production of this equipment. While the manu-facture of new equipment is now the Company's primary business, it continues to deal in rebuilt and used equipment as an adjunct to its new press sales. The Company also sells parts and service for its new equipment. The sale of new and used presses ac-counted for approximately 83% and 3%, respectively, of the Com-pany's revenues in 2000. The Company's presses are primarily de-signed to print on absorbent paper such as newsprint. Products produced by the presses are newspapers (both broadsheet and tab-loid sizes), shoppers, advertising inserts, and paperback books.

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

(B)  Financial Information About Segments

See Note 7 of Notes to Consolidated Financial Statements for in-formation about the Company's operations by segment and geo-graphic area for the years ended December 31, 2000 and 1999.

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

TWO-POSITION ROLL ROLLSTANDS. Web's rollstand supports two 36-inch wide rolls of paper and is used in conjunction with the per-fector and Quadra-Color units. The base rollstand holds two 42-inch diameter rolls of paper. A larger rollstand that holds two 52-inch diameter rolls of paper is also available. The rollstand controls the unwinding of the paper roll and feeds it to the printing units under controlled tension.

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

Web Press Corporation maintains an ongoing program of product de-velopment and improvement. This program consists primarily of technical improvements and supplementary developments which have produced features and capabilities that management believes will result in competitive marketing advantages for Web's product line. In 2000, $477 thousand was expended for research and de-velopment compared to $503 thousand in 1999.

Total employment of 55 persons as of December 31, 2000 compares with approximately 69 at December 31, 1999.

Substantially all of the Company's operations are run by electri-cal energy purchased from a local utility. The Company has not experienced energy shortages and does not anticipate any diffi-culties in the foreseeable future. Extended shortages of energy would have an adverse impact on the Company.

Compliance with federal, state and local environmental protection laws during 2000 had no material effect upon capital expendi-tures, earnings, or the competitive position of Web Press Corpo-ration.


(D)  Foreign Operations

The Company's foreign operations consist entirely of export sales and related services originating at its facilities within the United States. Export sales accounted for 42.3% of total sales in 2000 and 53.1% in 1999. Further financial information relat-ing to foreign operations for the two years ended December 31, 2000, is set forth in Note 7 (Segment Information) of the Notes to Consolidated Financial Statements.

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

There are no material pending legal proceedings, other than ordi-nary legal matters incidental to the Company's business, to which the Company is a party or in which any of the Company's property is the subject.

ENVIRONMENTAL PROCEEDINGS. There are no proceedings against the Company involving federal, state or local statutes or ordinances dealing with environmental protection.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                PART II
                                ---- --

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

                         2000                          1999
                         ----                          ----

  Quarter             High    Low                 High      Low
  -------             ----    ---                 ----      ---

  First              $.406   $.375               $.629     $.46875
  Second              .375    .344                .6875     .53125
  Third               .48     .281                .53125    .50
  Fourth              .375    .281                .50       .375

The Company has paid no dividends during the two years ended De-cember 31, 2000.

(B)  Approximate Number of Holders of Common Stock

The number of holders of record for the Company's common stock as of February 28, 2001 was 513.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS
-----------------

                        2000 Compared With 1999


Sales in 2000 were $10.717 million, a decrease of $977 thousand from 1999 sales of $11.694 million. New press sales decreased $583 thousand to $8.907 million in 2000, a 6.1 percent decrease from 1999 sales of $9.490 million. Domestic sales of new equip-ment were $4.886 million in 2000, $974 thousand higher than 1999 sales of $3.912 million. However, international sales of new equipment declined to $4.020 million from 1999 sales of $5.576 million, a decrease of $1.556 million. The Company believes the strength of the dollar compared with other currencies, combined with slower economic growth, caused the decline in international sales. Used equipment sales were $269 thousand in 2000 and $799 thousand in 1999. Revenues from the sales of replacement parts and service were $1.542 million in 2000, an increase of $136 thousand from 1999 sales of $1.406 million.

The gross profit margin on total sales was 23.3 percent in 2000, compared with 19.4 percent in 1999. The gross profit margin on new equipment sales and parts sales both increased in 2000 from 1999. New equipment sales, which amounted to 83.1 percent of to-tal sales in 2000, had a gross profit of 28.7 percent in 2000 compared with 26.4 percent in 1999. Used equipment sales con-tributed a gross loss of $4 thousand in 2000. In 1999, used equipment sales resulted in a gross profit of $88 thousand. In 2000, cost of sales included a write-down of $68 thousand for ob-solete parts and certain equipment, compared with a write down of $102 thousand in 1999. Research and development expenses were $477 thousand in 2000 and $503 thousand in 1999. Engineering costs in 2000 included the internalization of electrical design work, design and development of a 52-inch diameter rollstand, in-terlocks for the press guards, and preliminary design work to help analyze features and cost for a contemplated new product line.

Selling, general and administrative expense declined $170 thou-sand, or 8.2 percent, in 2000 from 1999. In 2000, selling ex-penses increased $78 thousand, and administrative expenses de-creased $248 thousand. Advertising and promotional expenses in-creased $100 thousand in 2000 from 1999. The Company spent $180 thousand attending international trade shows and $130 thousand attending domestic trade shows in 2000, compared with $78 thou-sand and $109 thousand in 1999, respectively. Offsetting this increase was $16 thousand less in advertisements in trade publi-cations. Commission expense decreased $35 thousand in 2000 from 1999 due to lower sales. In 1999, administrative expenses in-cluded a $250 thousand charge for a product liability claim set-tled in March 2000. In 2000, administrative payroll costs in-creased $44 thousand from 1999. The Company accrued $63 to bad debt expense in 2000, compared with $113 thousand in 1999.

Interest expense decreased $30 thousand in 2000 from 1999. 1999 interest expense included $47 thousand in interest to the Inter-nal Revenue Service for a tax deficiency in the Company's 1993 tax return. The average interest rate on the Company's revolving lines of credit with the bank were 9.3 percent in 2000, compared with 8.6 percent in 1999. The average borrowings from the bank were $1.852 million in 2000 and $1.841 million in 1999. The higher average interest rate in 2000 was caused by the higher prime rate being charged by the bank as a result of several in-terest rate increases by the Federal Reserve Bank.

The Company had pre-tax earnings of $342 thousand and net earn-ings of $235 thousand in 2000. In 1999, the Company had a pre-tax loss of $89 thousand and a net loss of $61 thousand.

                        1999 Compared With 1998

Sales in 1999 were $11.694 million, an increase of $1.724 million from 1998 sales of $9.970 million. New press sales increased $1.836 million to $9.490 million in 1999, a 23.4 percent increase from 1998. International sales of new equipment were $5.576 mil-lion in 1999, an increase of $3.804 million from 1998 sales of $1.773 million. Domestic sales of new equipment were $3.912 mil-lion, a decline of $1.969 million from 1998 sales of $5.881 mil-lion. International customers purchased larger size press con-figurations then domestic customer in 1999 as most domestic sales were add-ons to existing press lines, resulting in a change in the mix of international sales versus domestic sales. Used equipment sales were $799 thousand in 1999, compared with $784 thousand in 1998. Revenues from the sales of replacement parts and service were $1.406 million in 1999, a decline of $126 thou-sand from 1998 sales of $1.532 million.

The gross profit margin on total sales was 19.4 percent in 1999, compared with 22.8 percent in 1998. The primary reason for the lower gross profit margin in 1999 was cost overruns primarily in the field of $320 thousand from 1998 sales that were unexpectedly incurred in 1999. A decrease in the average gross profit per-centage for new equipment sales to 26.4 percent in 1999 from 28.2 percent in 1998 also contributed to the lower gross profit mar-gin. Used equipment sales contributed a gross profit of $88 thousand in 1999 and $86 thousand in 1998. In 1999, cost of sales included a write-down of $102 thousand for obsolete parts and certain equipment, compared with a write-down of $83 thousand in 1998. Research and development expense were $503 thousand in 1999, compared with $450 thousand in 1998. Continuing develop-ment of the Quad-Stack printing module and internalization of the electrical design work have resulted in higher engineering costs during both 1998 and 1999.

Selling, general and administrative expenses increased $398 thou-sand, or 23.6 percent, in 1999 from 1998. In 1999, selling ex-penses declined $21 thousand, and administrative expenses in-creased $419 thousand compared with 1998. Sales commissions in-creased $76 thousand in 1999 from 1998, and other payroll costs related to sales increased $21 thousand. Lower promotional ex-penses offset the increase. In 1999, the Company spent $78 thou-sand attending international trade shows, compared with $208 thousand in 1998. Administrative expenses increased due to higher payroll costs of $44 thousand, a charge of $113 thousand for bad debts, higher bank fees and professional service fees, and the establishment of a reserve for the product liability judgement against the Company discussed elsewhere in this report.

Interest expense increased $72 thousand in 1999 from 1998. Pay-ment of $47 thousand in interest to the Internal Revenue Service for a tax deficiency in the Company's 1993 tax return caused most of the increase. The average interest rate on the Company's re-volving lines of credit with the bank were 8.6 percent in 1999, compared with 10.1 percent in 1998. The average borrowings from the bank were $1.841 million in 1999 and $623 thousand in 1998. The higher average borrowings in 1999 resulted from the conver-sion of most of the company's long-term debt into a long-term re-volving line of credit, allowing the Company to pay interest only on the money it needs to borrow. The lower average interest rate on those borrowings in 1999 is because the interest rate on the new revolving line of credit is 2 percent lower than the rate for the retired short-term revolving line of credit used by the Com-pany in 1998 and during the first quarter of 1999.

The Company had a pre-tax loss of $89 thousand and a net loss of $61 thousand in 1999. In 1998, the Company had pre-tax earnings of $444 thousand and net earnings of $280 thousand.

                                  2001
                                  ----

The Newspaper Association of America (NAA) projection for 2001 is for advertising spending to increase by 5.1 percent over 2000.
If advertising grows at this robust rate the Company does not be-lieve it will translate into press sales. Interest rate in-creases in 2000 by the Federal Reserve Bank have put a dampener on consumer spending and mortgage financing, and higher energy prices are taking money from consumers and businesses alike. The year-long decline of the stock market has taken away much of the wealth generated during the past five years as financial assets lost value and their owners ability to borrow and spend declined. The NAA reports that newspapers are reacting to the slowing econ-omy by cutting capital spending and by layoffs and hiring freezes.

Because of the high value of each order for the Company's equip-ment and the irregular timing of orders, projections for particu-lar time periods are very difficult to make. Due to slowing sales, the Company reduced the workweek for most of its employees in mid-October 2000. A normal workweek was restored in January 2001. The Company is working from an extensive list of prospects for its equipment; however, sales in the first quarter of 2001 have been slow both domestically and internationally. The Com-pany believes this list of prospects will allow it to operate profitably in 2001. However, if sales do not materialize in the second quarter of 2001, the Company will have to consider produc-tion cutbacks

The Company does not anticipate purchasing any new machine tools in 2001.

LIQUIDITY
---------

Net working capital was $4.720 million and the current ratio was 4.2:1 on December 31, 2000. Changes in working capital compo-nents include a decrease in accounts receivable of $1.478 mil-lion; inventories increased $328 thousand; deposits decreased by $102 thousand; accounts payable declined by $206 thousand; cus-tomers deposits declined by $128 thousand; accrued expenses de-creased by $1.182 million; and income taxes payable decreased by $135 thousand. Net cash provided from operations was $143 thou-sand in 2000.

Raw materials and parts inventories, finished goods inventory, and used equipment inventory decreased $110 thousand, $359 thou-sand, and $58 thousand, respectively, in 2000 from 1999. Work in progress increased $795 thousand in 2000.

Funds provided by operations are the Company's primary source of liquidity. In addition, the Company uses two revolving lines of credit with a commercial bank to finance fluctuating working capital requirements. On December 31, 2000, the Company had ad-ditional borrowing capacity of $1.471 million from its operating line of credit. The Company's operating line of credit matures on June 1, 2003. There were no borrowings against the export line on December 31, 2000. The Company can request additional loans for export sales using the export line of credit in 2001.

CAPITAL RESOURCES
-----------------

Total assets decreased $1.351 million from December 31, 1999, to $7.075 million on December 31, 2000. In 2000, stockholders' eq-uity increased by $235 thousand; working capital increased by $462 thousand; non-current deferred income taxes increased by $110 thousand; and long-term debt (including the long-term re-volving line of credit) increased by $90 thousand.

Long-term financing in the form of secured notes are used to ac-quire manufacturing equipment. The Company incurred $160 thou-sand of new long-term debt in 2000. The Company believes that its additional long-term borrowing capacity is sufficient to pro-vide for orderly growth.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data filed as part of this report are listed in the index appearing in Item 13 to this Form
10-KSB Annual Report.

ITEM 8.   CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                PART III
                                ---- ---

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are:

Name               Position                             Age
----               --------                             ---
G. B. Palmer       President and Director               52


E. P. Beierlorzer  Vice President of Engineering        61
                   and Director

R. G. Mercer       Vice President of Manufacturing      59
                   and Director

R. B. Thompson     Vice President of Technical          60
                   Services and Director

A. W. White        Vice President of Purchasing         46
                   and Director

R. M. Sprague      Director                             61

P. F. Dunn         Director                             52

C. L. Mathison     Vice President of Finance            58
                   and Secretary/Treasurer

C. A. Gath         Vice President of Sales              60


There are no family relationships between any directors or ex-ecutive officers of the registrant. Officers are appointed by the Board of Directors and serve at its will or until they re-sign.

BUSINESS EXPERIENCE:

G. B. Palmer
------------

Mr. Palmer has been president and a director of the Company since December 1996. He served as the Company's director of manufacturing from August 1990 to December 1996, and has been employed by the Company since 1986. Prior to joining the Com-pany, he was director of manufacturing of Pacific Hoe Corpora-tion. He is a metallurgical engineer.

E. P. Beierlorzer
-----------------

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

R. G. Mercer
------------

Mr. Mercer has worked for the Company in manufacturing since 1972. He was elected to the board of directors in June 1997 and appointed vice president of manufacturing in November 1997. He was director of manufacturing from December 1996 to November 1997. From August 1990 to December 1996, he was production man-ager.

R. B. Thompson
--------------

Mr. Thompson has worked for the Company in technical services since 1970. He was elected to the board of directors in June 1997 and appointed vice president of technical services in No-vember 1997. He was customer service manager from October 1985 to November 1997.

A. W. White
-----------

Mr. White has worked for the Company in purchasing since 1976.
He was elected to the board of directors in June 1997 and ap-pointed vice president of purchasing in November 1997. He has been the Company's purchasing manager for 21 years.

R. M. Sprague
-------------

Mr. Sprague has been a director of the Company since January 1997. He is the founder and owner of Sprague Metal Company, a manufacturer of specialty sheet metal products. He founded the company in 1974 and has been employed in the metal trades busi-ness for over 30 years.

P. F. Dunn
----------

Mr. Dunn has been a director of the Company since February 1997. Since July 2000, he has been the tax manager for the State and Local Division with Amazon.com. Prior to that, he was employed by the Boeing Company in various financial positions since 1973

C. L. Mathison
--------------

Mr. Mathison was appointed vice president of finance in June 1998. He has been secretary/treasurer of the Company since January 1997, and the Company's controller since October 1979. Prior to joining the Company, he was assistant controller of Bayliner Marine Corporation.

C. A. Gath
----------

Prior to joining the Company as vice president of sales in May of 1985, Mr. Gath was manager of South and Western Operations in the Cheshire Division of Xerox Corporation, a manufacturer of addressing and labeling equipment. He started with that divi-sion in 1976 as a sales representative and progressed through several management positions in sales and marketing.


401(K) PLAN:

Effective January 1, 1988, the Company established a 401(K) plan under the Internal Revenue Service Regulations. Employees are eligible to participate after one year of service. Plan partici-pants self-direct their investments choosing from eleven options sponsored by Merrill Lynch. An employee who elects to partici-pate may contribute in a year up to the lower of 15% of gross pay or the dollar limit under the regulations, which in 2000 was $10,500. The Company contributes a matching amount of 25% of the first $4,000 contributed by an employee in a year. In addi-tion, the Company may make a discretionary matching contribu-tion. The total amount is determined by the Company's Board of Directors and allocated to the participants based on their con-tributions. There were no discretionary contributions in 2000 and 1999. Fees paid the administrator, plus the company's match-ing contribution, totals approximately $33 thousand in 2000 and $31 thousand in 1999.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate total cash compen-sation accrued during the fiscal years ended December 31, 2000, 1999, and 1998 for the chief executive officer of the Company.

                          Annual Compensation
                          ------ ------------

                                               Long-Term     All Other
Name/Principal              Salary    Bonus   Compensation  Compensation
   Position           Year    ($)      ($)          $            $
--------------        ----  ------    -----   ------------  ------------

G.B. Palmer           2000   95,000   2,392         0            0
President/            1999   85,625   1,317         0            0
General Manager       1998   72,500     0           0            0

The vice president of sales is paid commissions equal to 1% of firm orders accepted. The remainder of the officers and directors are under no formal compensation agreements.

During 2000, there were no options outstanding under the Company's Stock Option Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth as of February 28, 2001, informa-tion with respect to the beneficial ownership of common stock of the Company by each person who is known by the Company to have owned beneficially more than 5% of the Company's common stock, by each of its officers and directors, and by its officers and directors as a group:

                                                      Percent
Name and Address               Shares Owned           Of Class
----------------               ------------           --------

Alan W. White                    551,400               17.76%
3025 196th Ave. Ct. E
Sumner, WA  98390

Rolynn G. Mercer                 520,667 (1)           16.77%
14409 - 151 Pl. SE
Renton, WA  98056

Roy B. Thompson                  513,000 (2)           16.52%
3901 NE 22
Renton, WA  98056

Gary B. Palmer                   264,833                8.53%
285 Mt. Rainier Pl.
Issaquah, WA  98027

Edwin P. Beierlorzer             256,500               8.26%
4714 - 161 Ave. SE
Bellevue, WA  98006

William F. Carmody               155,800 (3)           5.02%
10826 Auburn Ave. S
Seattle, WA  98178

Rufus M. Sprague                  63,200               2.04%
417 Milwaukee Blvd. N.
Pacific, WA  98047

Charles A. Gath                    6,000 (4)            .19%
640 Jasmine Pl. N.W.
Issaquah, WA  98027

Patrick F. Dunn                      -0-                 *
9768 Waters Ave. S
Seattle, WA  98118

Craig L. Mathison                    -0-                 *
9553 49th Ave. N.E.
Seattle, WA  98115

All Directors and Officers
 as a Group (9 persons)        2,175,600             70.06%

*  Less than 1%

(1)	Includes 73,894 shares owned by Mr. Mercer's wife.

(2)	Includes 54,605 shares owned by Mr. Thompson's wife.

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No officer, director, nominee or associate of any officer, di-rector, or nominee was indebted to the Company in an amount in excess of $60,000 at any time during the fiscal year ended De-cember 31, 2000.

R. M. Sprague, a director of the Company and owner of Sprague Metal Company, has an ongoing relationship with the Company as a supplier of sheet metal products and other miscellaneous parts. This relationship is expected to continue in the future. During the fiscal year ended December 31, 2000, the Company purchased parts costing $131,915 from the Sprague Metal Company. The Com-pany's management negotiates purchase orders and prices for the items purchased. Management believes the prices paid are com-petitive with other sources.

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

(10b) 	being the lease for the Company's facilities be-
        tween Web Press Corporation (lessee) and William
        J. Bennett (lessor) dated October 16, 1987.

(10c)	being the Business Loan Agreement between Web
        Press Corporation and KeyBank National Associa-tion dated April 7, 1999.

(21)  Subsidiaries of Registrant

      (21a)  Web Leader International, Inc.

 (b)   Report on Form 8-K

       There have been no reports on Form 8-K filed during the three months ended December 31, 2000.


                               SIGNATURES
                               ----------

Pursuant to the requirements of Section 13 or 15(d) of the Se-curities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WEB PRESS CORPORATION


March 20, 2001               By:     /s/ Gary B. Palmer
                                     ------------------
                                     Gary B. Palmer
                                     President and Chairman
                                     of the Board


March 20, 2001               By:     /s/ Craig L. Mathison
                                     ---------------------
                                     Craig L. Mathison
                                     Vice President of Finance
                                     (Principal Accounting
                                     Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Gary B. Palmer                               March 20, 2001
------------------
Gary B. Palmer
President and Chairman
of the Board


/s/ Edwin P. Beierlorzer                         March 20, 2001
------------------------
Edwin P. Beierlorzer
Vice President of Engineering
and Director


/s/ Rolynn G. Mercer                             March 20, 2001
--------------------
Rolynn G. Mercer
Vice President of Manufacturing
and Director


/s/ Roy B. Thompson                              March 20, 2001
-------------------
Roy B. Thompson
Vice President of Technical Services
and Director


/s/ Alan W. White                                March 20, 2001
-----------------
Alan W. White
Vice President of Purchasing
and Director


/s/ Rufus M. Sprague                             March 20, 2001
--------------------
Rufus M. Sprague
Director


/s/ Patrick F. Dunn                              March 20, 2001
-------------------
Patrick F. Dunn
Director

                         WEB PRESS CORPORATION
                              FORM 10-KSB
                       ITEMS 7, 13(a) (1) AND (2)
                     INDEX OF FINANCIAL STATEMENTS


    The following financial statements of the registrant and its subsidiary required to be included in Item 7 are listed be-low:


                                                           Page
                                                           ----

Consolidated Financial Statements:
  Report of Independent Certified Public
    Accountants.........................................    24
  Balance Sheet as of December 31, 2000.................    25
  Statements of Operations for each of the two
    years ended December 31, 2000.......................    27
  Statements of Stockholders' Equity for each of
    the two years ended December 31, 2000...............    28
  Statements of Cash Flows for each of the two
    years ended December 31, 2000.......................    29
  Notes to Consolidated Financial Statements............    31

           Report of Independent Certified Public Accountants
           --------------------------------------------------





Board of Directors and Stockholders
Web Press Corporation
Kent, Washington


We have audited the accompanying consolidated balance sheet of Web Press Corporation (a Washington corporation) and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above pres-ent fairly, in all material respects, the consolidated financial position of Web Press Corporation and Subsidiary as of December
31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP

Seattle, Washington
March 16, 2001




                         WEB PRESS CORPORATION

                       CONSOLIDATED BALANCE SHEET
                         (Dollars in Thousands)


ASSETS                                            December 31, 2000
                                                  -----------------
Current Assets:
Cash.........................................          $   -
Accounts receivable, less allowance for
  doubtful accounts of $146 (Note 3).........		1,244
Inventories (Notes 2 and 3)..................		4,531
Deferred Tax Assets (Note 4).................             274
Refundable income taxes (Note 4).............              49
Deposits.....................................              33
Prepaid expenses.............................              47
                                                       ------
Total Current Assets.........................		6,178

Machinery and Leasehold Improvements,
  at cost (Notes 2 and 3):
  Machinery and equipment.....................          3,586
  Leasehold improvements......................            220
                                                       ------
                                                        3,806

  Less accumulated depreciation
    and amortization...........................         2,961

Machinery and Leasehold Improvements (Net)...             845

Leased Equipment (Net) (Note 2)..............              52
                                                       ------

Total Assets.................................          $7,075
                                                       ======

The accompanying notes are an integral part of the Consolidated
Financial Statements.



                         WEB PRESS CORPORATION

                       CONSOLIDATED BALANCE SHEET
                         (Dollars in Thousands)


LIABILITIES AND STOCKHOLDERS'                     December 31, 2000
EQUITY                                            -----------------
Current Liabilities:
Accounts payable............................           $  469
Customer deposits...........................               72
Accrued expenses............................              872
Current portion of long-term debt...........               45
                                                       ------
Total Current Liabilities...................            1,458

Long-Term Debt, less current
  portion (Note 3)..........................            1,757

Deferred tax liabilities (Note 4)...........              698

Commitments (Note 6)

Stockholders' Equity (Note 5):
  Common stock, par value $.025
  per share:
    Authorized, 4,000,000 shares
    Issued, 3,436,513 shares                               86
  Paid-in capital..........................               320
  Retained earnings........................             2,853
                                                       ------
                                                        3,259

  Treasury stock, 331,100 shares
    at cost................................               (97)
                                                       ------

Total Stockholders' Equity.................             3,162
                                                       ------

Total Liabilities and Stockholders' Equity.            $7,075
                                                       ======

The accompanying notes are an integral part of the Consolidated
Financial Statements.





                         WEB PRESS CORPORATION

                 CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands Except Per Share Data)


                                            Year Ended December 31,
                                            -----------------------
                                                 2000      1999
                                                 ----      ----
    Sales (Note 7)......................        $10,717   $11,694
    Cost of Sales.......................          8,225     9,428
                                                -------   -------
                                                  2,492     2,266

    Selling, general and
      administrative expenses (Note 6)..          1,916     2,086
                                                -------   -------
                                                    576       180

    Other income........................              7         2
    Interest expense....................           (241)     (271)
                                                -------   -------
                                                   (234)     (269)
                                                -------   -------
    Earnings (loss) before taxes........            342       (89)

    Taxes (benefit) on earnings (loss)
      (Note 4)..........................            107       (28)
                                                -------   -------
    Net basic and diluted earnings
      (loss)............................        $   235   $   (61)
                                                =======   =======
    Basic and diluted earnings (loss)
      per share.........................           $.08     ($.02)
                                                   ====      ====

The accompanying notes are an integral part of the Consolidated
Financial Statements.


                                        WEB PRESS CORPORATION

                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                         (Dollars in Thousands)



                              Common Stock     Treasury  Paid-in  Retained
                            Shares     Amount   Stock    Capital  Earnings
                            -----------------  --------  -------  --------
Balance, January 1, 1999   3,436,513    $86      $(97)     $320    $2,679

Net loss for the year                                                 (61)
                           ---------    ---      ----      ----    ------
Balance, December 31, 1999 3,436,513     86       (97)      320     2,618

Net earnings for the year                                             235
                           ---------    ---      ----      ----    ------
Balance, December 31, 2000 3,436,513    $86      $(97)     $320    $2,853
                           =========    ===      ====      ====    ======



The accompanying notes are an integral part of the Consolidated
Financial Statements.




                         WEB PRESS CORPORATION

                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)

                                           Year Ended December 31,
                                           -----------------------
                                               2000      1999
                                               ----      ----
Cash flows from operating activities:
  Net earnings (loss)...................     $  235     $  (61)
  Adjustments to reconcile net
   earnings (loss) to net cash
   provided (used) by operating
   activities:
     Depreciation and amortization......        156        184
     Provision for losses on accounts
       receivable.......................         28        108
     Inventory valuation reserve........          8        109
     Deferred taxes.....................        103       (196)
     Gain from retirement of
       plant assets.....................         (1)

  Increase (Decrease) in cash from
  changes in operating accounts:
     Accounts receivable................      1,478       (884)
     Refundable income taxes............         16         19
     Inventory..........................       (328)      (398)
     Deposits...........................        102       (109)
     Prepaid expenses...................         (3)         1
     Accounts payable...................       (206)      (201)
     Customer deposits..................       (128)       (69)
     Accrued expenses...................     (1,182)     1,293
     Income taxes payable...............       (135)       135
                                             ------     ------

     Total adjustments..................        (92)        (8)
                                             ------     ------
  Net cash provided (used) by operating
  activities                                    143        (69)

Cash flows from investing activities:
  Capital expenditures..................        (76)      (236)
  Proceeds from retirement of plant
     assets.............................          1
                                             ------     ------

  Net cash used in investing activities.        (75)      (236)


(Continued on following page)


(Continued from previous page)

Cash Flows from financing activities:
  Proceeds from issuance of
     long-term debt.....................        160         55
  Payments on long-term debt............        (38)      (988)
  Net borrowings (payments) on short-
     term line of credit................       (172)      (315)
  Net borrowings (payments) on
     long-term line of credit...........        (18)     1,547
                                             ------     ------
  Net cash provided (used) by
     financing activities...............        (68)       299
                                             ------     ------
Net increase (decrease) of period.......        -           (6)

Cash at beginning of period.............        -            6
                                             ------     ------
Cash at end of period...................     $  -       $  -
                                             ------     ------
Supplemental disclosures of cash
   flow information:

Cash was paid during the year for:

  Interest                                     $289       $213
  Taxes                                         171         16

Non-cash investing and financing
 activities:

  Inventory transferred to
    leased equipment                             52


The accompanying notes are an integral part of the Consolidated
Financial Statements.

                         WEB PRESS CORPORATION

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   TWO YEARS ENDED DECEMBER 31, 2000


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

Inventories
-----------

    Raw materials, work-in-progress and finished goods are stated at the lower of average cost or market. Used presses and other related press equipment are stated at the lower of cost(specific identification basis) or market. Inventory costs include material, labor, and manufacturing overhead. Invento-ries were classified as follows at December 31, 2000:

                                      (Dollars in Thousands)

     Raw materials and parts
     (including subassemblies)........       $2,022
     Work-in-progress.................        1,265
     Finished goods...................          986
     Used equipment...................          258
                                             ------
                                             $4,531

     Leased equipment has been transferred from inventory. Its original cost was $53 thousand. The net carry amount of the leased equipment on December 31, 2000, was $52 thousand. The Company is not holding any other equipment for lease as of De-cember 31, 2000.

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

Research and development costs
------------------------------

     Research and development costs are expensed as incurred.
Total research and development costs charged to operations dur-ing the years ended December 31, 2000 and 1999 were $477 thou-sand and $503 thousand, respectively.

Advertising
-----------

     Advertisements placed primarily in periodical printing-trade magazines and newspapers are used to promote the Company's printing presses. Advertising costs are expensed in the period the advertising initially takes place. Total adver-tising costs charged to operations during the years ended Decem-ber 31, 2000 and 1999 were $156 thousand and $174 thousand, re-spectively. The Company does not use direct-response advertis-ing.

Revenue recognition
-------------------

     Revenue from sales of manufactured products under firm con-tracts is recognized generally at the time the equipment is available for shipment. All freight and installation costs are accrued at the time revenue is recognized. Estimated costs re-lated to product warranties are accrued at the time of sale. Proceeds received on contracts prior to recognition as a sale are recorded as deposits.

     The Company is leasing a printing module to a customer un-der an operating lease. The lease commenced on November 1, 2000, and is for a period of 36 months. Monthly payments from the lease are $1,647. The lease is non-cancelable; however, the lessee may purchase the equipment for $57 thousand any time af-ter June 1, 2001, or at the current market value of the equip-ment at the end of the lease. Future remaining lease payments are:

                         (Dollars in Thousands)

                      2001       $20
                      2002        20
                      2003        16
                                 ---

                                 $56
                                 ===

Earnings per share
------------------

     Earnings per share-basic and diluted were calculated based on the weighted average number of shares outstanding. The weighted average-basic and diluted number of shares outstanding was 3,105,413 in 2000 and 1999.

Estimates
---------

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

Note 3 - Financing

     The Company has a revolving line of credit with a commercial bank for borrowing up to $3 million. Borrowings against this line were $1.529 million on December 31, 2000. Because the loan matures on June 1, 2003, that amount is included in long-term debt on the balance sheet. The interest rate charged is the bank's prime rate. That rate was 9.5 percent on December 31, 2000. Accounts receivable, firm orders in production, invento-ries, and values in excess of the long-term financing on equip-ment are pledged as collateral.

     The Company has a second line of credit with the bank for borrowing, on a short-term basis, up to an additional $2 million to manufacture equipment for export. On December 31, 2000, there were no borrowings against this line. The Company may request additional loans using this facility. The interest rate charged is the bank's prime rate. Loans made using this financing facil-ity are secured by an "export working capital guarantee" from the Export-Import Bank of the United States.

	Long-term debt consists of the following:

                                           (Dollars in Thousands)
                                              December 31, 2000
                                              -----------------

Revolving line of credit due
June 1, 2003..............................         $1,529

Note payable, 9%, due in monthly
installments of $2,027 including
interest.  Final payment
due April, 2010...........................            153

Note payable for equipment, 9.3%,
due in monthly installments of $2,198
including interest.  Final payment due
in March, 2004............................             74

Note payable for equipment, 8.97%, due in
monthly installments of $1,124 including
interest. Final payment due in March,
2003......................................             43

Note payable for equipment, 8.23%, due in
monthly installments of $277 including
interest.  Final payment due in December,
2001......................................              3
                                                   ------
                                                    1,802

Less current portion......................             45
                                                   ------

                                                   $1,757
                                                   ======

     Equipment with an original cost of $206 thousand is pledged as collateral under the notes payable for equipment.

     Maturities of the long-term debt for the next five years are as follows:

                               (Dollars in Thousands)
         2001                         $   45
         2002                             45
         2003                          1,579
         2004                             31
         2005                             16
         Thereafter                       86
                                      ------

                                      $1,802
                                      ======

     The estimated fair value of long-term debt approximates carrying value at December 31, 2000, based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

Note 4 - Income Taxes:

     The taxes (benefit) on earnings (loss) consist of the follow-ing:

                                   (Dollars in Thousands)
                                   Year Ended December 31,
                                   -----------------------
                                      2000         1999
                                      ----         ----

Current tax expense                   $ 26        $ 168
Deferred taxes                          81         (196)
                                      ----        -----

                                      $107        $ (28)
                                      ====        =====

     The taxes (benefit) on earnings (loss) differ from the fed-eral statutory rate as follows:

                                    (Dollars in Thousands)
                                    Year Ended December 31,
                                    -----------------------
                                      2000          1999
                                      ----          ----

Taxes (benefit) at statutory rate     $117          $(30)
Permanent difference                     5             7
Prior year tax adjustment              (15)           (5)
                                      ----          ----
                                      $107          $(28)

     The components of deferred taxes included in the balance sheet as of December 31, 2000, are as follows:

                               (Dollars in Thousands)

Current deferred tax Assets:
  Inventory valuation reserve.....      $ 53
  Warranty reserve................        57
  Allowance for doubtful accounts.        50
  Vacation accrual................        35
  Product liability reserve.......        49
  263(a) costs....................        30
                                        ----

                                        $274
                                        ====

Non-current deferred tax liabilities:
  Deferred DISC income............      $623
  Excess tax depreciation.........        75
                                        ----

                                        $698
                                        ====

Note 5 - Common Stock:

     The Company's Stock Option Plan permits issuance of stock options to key employees at prices not less than 100% of market price at the date of grant. An aggregate of 600,000 shares of common stock is reserved in connection with this Plan. As of December 31, 2000, no options have been granted under this Plan.

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

     Rental expense was $215 thousand in 2000 and $212 thousand in 1999.

     Remaining minimum rental commitments are as follows:

                            (Dollars in Thousands)
               2001.........         $194
               2002.........          194
               2003.........          173
                                     ----

                                     $561
                                     ====
Note 7 - Market Segment and Concentration Information:

     Substantially all of the Company's operations relate to the manufacture and sale of printing presses and associated equipment. The Company markets its presses worldwide. International sales accounted for 42.3% of total sales in 2000 and 53.1% in 1999. The Company is not dependent on any country or region of the world for international sales and domestic sales are disseminated throughout the United States.

     Export sales of equipment by geographical area were as fol-lows:

                               (Dollars in Thousands)
                               Year Ended December 31,
                               -----------------------
                                  2000         1999
                                  ----         ----

       Europe                    $2,265       $4,095
       Western Hemisphere         1,014        1,616
       Asia                         913          -
                                 ------       ------

                                 $4,192       $5,711
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

     During 2000, the Company did not have any sales to one cus-tomer which, as a percentage of total consolidated sales, was greater than 10%. In 1999, the Company had sales to one customer which accounted for 10.8% of sales.

Note 8 - Retirement Savings Plan:

     The Company has a 401(k) plan covering all employees who have completed one year of service. Plan participants self-direct their investments choosing from eleven options sponsored by Merrill Lynch. The Company matches up to 25% of the first $4,000 contributed by the employee in a year. The Company may also make discretionary contributions to the plan. Fees paid the administrator, plus the Company's matching contribution, totaled approximately $33 thousand in 2000 and $31 thousand in 1999.

38