Form 10QSB
period 2001-06-30
WEB PRESS CORP
filed 2001-08-14
CIK 105183

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ending June 30, 2001
                          -------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
       OF THE EXCHANGE ACT

For the transition period from                to
                               --------------    --------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
ninety (90) days  Yes  X   No
                      ---     ---

All reports during the preceding 12 months have been filed.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate issuers): Common Stock, $.025 par value per share; 3,105,413 shares outstanding as of August 10, 2001.

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

                                     PART I
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

                              WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


    ASSETS                                           June 30, 2001
                                                     -------------

Current Assets:
    Cash ............................................    $   --
    Accounts receivable, less
      allowance for doubtful
      accounts of $94 ...............................       412
    Inventories .....................................     4,722
    Deferred tax assets .............................       565
    Refundable income taxes .........................        49
    Deposits ........................................        37
    Prepaid expenses ................................        66
                                                         ------

Total Current Assets ................................     5,851

Machinery and Leasehold
    Improvements, at cost:
    Machinery and equipment .........................     3,593
    Leasehold improvements ..........................       230
                                                         ------
                                                          3,823

    Less accumulated depreciation
    and amortization ................................     3,035
                                                         ------

Machinery and Leasehold
    Improvements (Net) ..............................       788
                                                         ------


Total Assets ........................................    $6,639
                                                         ======


    The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                              WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY                             June 30, 2001
                                                                 -------------

Current Liabilities:
     Accounts payable .........................................    $   407
     Customer deposits ........................................        159
     Accrued expenses .........................................        513
     Current portion of long-term debt ........................      2,059
                                                                   -------

Total Current Liabilities .....................................      3,138

Long-Term Debt, less current portion ..........................        206

Deferred taxes on income ......................................        698

Stockholders' Equity:
     Common stock, par value $.025 per share:
      Authorized, 4,000,000 shares
      Issued, 3,436,513 shares ................................         86
     Paid-in capital ..........................................        320
     Retained earnings ........................................      2,288
                                                                   -------

                                                                     2,694

     Treasury stock, 331,100 shares at cost ...................        (97)
                                                                   -------

Total Stockholders' Equity ....................................      2,597
                                                                   -------

Total Liabilities and
   Stockholders' Equity .......................................    $ 6,639
                                                                   =======


The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                              WEB PRESS CORPORATION

                      Consolidated Statements of Operations

                 For the three and six months ending June 30th,
                (Dollars in Thousands Except Earnings Per Share)

                                       THREE MONTHS               SIX MONTHS
                                       ------------               ----------
                                    2001         2000         2001         2000
                                  -------      -------      -------      -------

Sales .......................     $ 1,902      $ 2,883      $ 2,755      $ 5,124

Cost of sales ...............       1,540        2,193        2,625        3,918
                                  -------      -------      -------      -------
                                      362          690          130        1,206
Selling, general and
  administrative
  expenses ..................         469          571          862          971
                                  -------      -------      -------      -------
                                     (107)         119         (732)         235

Interest expense ............          64           63          124          115
                                  -------      -------      -------      -------

Earnings(loss) before
  taxes(benefit) ............        (171)          56         (856)         120

Taxes(benefit) on
  earnings(loss) ............         (59)          19         (291)          41
                                  -------      -------      -------      -------

Net basic and diluted
  earnings(loss) ............     $  (112)     $    37      $  (565)     $    79
                                  =======      =======      =======      =======

Basic and diluted earn-
  ings(loss) per share ......     $  (.03)     $   .01      $  (.18)     $   .02
                                  =======      =======      =======      =======


The above figures are unaudited. The accompanying notes are an integral part of these statements of operations.

                              WEB PRESS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the six months ending June 30th,
                             (Dollars in Thousands)

                                                          2001            2000
                                                        -------         -------
Cash flows from operating activities:
  Net earnings (loss) ..........................        $  (565)        $    79
  Adjustments to reconcile net
  earnings (loss) to net cash provided
  (used)by operating activities:
    Depreciation and amortization ..............             74              76
     Provision for losses on accounts
      receivable ...............................             11             (16)
     Deferred taxes on income ..................           (291)             35
     Inventory valuation reserve ...............             39              41
     Increase (Decrease) in cash from
    changes in operating accounts:

      Accounts receivable ......................            821           1,268
      Inventory ................................           (178)         (1,174)
       Deposits ................................             (4)             76
      Prepaid expenses .........................            (19)            (28)
      Accounts payable .........................            (62)            144
      Customer deposits ........................             87              (9)
      Accrued expenses .........................           (359)         (1,076)
       Income taxes payable ....................             --            (135)
                                                        -------         -------

      Total adjustments ........................            119            (798)
                                                        -------         -------

    Net cash used by operating
      activities ...............................           (446)           (719)

Cash flows from investing activities:
  Capital expenditures .........................            (17)            (61)
  Proceeds from retirement of assets ...........             --               2
                                                        -------         -------

Net cash used by investing activities ..........            (17)            (59)



Continued on following page
---------------------------

Continued from previous page
----------------------------


Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt ...............................................         --         160
  Payments on long-term debt ...........................        (22)        (15)
  Net borrowings under short-term
    line of credit .....................................         --         122
  Net borrowings under long-term
    line of credit .....................................        485         511
                                                              -----       -----

  Net cash provided by
    financing activities ...............................        463         778
                                                              -----       -----

Net increase (decrease) in cash ........................         --          --

Cash at beginning of period ............................         --          --
                                                              -----       -----

Cash at end of period ..................................      $  --       $  --
                                                              =====       =====

Supplemental disclosures of cash flow information:

  Cash was paid during the year for:
  Interest .............................................      $ 112       $ 145
   Taxes ...............................................                    140

The above figures are unaudited. The accompanying notes are an integral part of these statements of cash flows.

                              WEB PRESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDING JUNE 30, 2001

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

Inventories were classified as follows:

                                      (Dollars in Thousands)
                                          June 30, 2001
                                          -------------

    Raw materials and parts
    (including subassemblies).....            $2,368
    Work-in-progress..............               843
    Finished goods................             1,112
    Used equipment................               399
                                              ------
                                              $4,722
                                              ======

In June 2001 the Company sold to the lessee for $57 thousand the leased equipment it had on its books. The net carry amount of the equipment at the time of sale was $50 thousand. The Company is not holding any other equipment for lease as of June 30, 2001.

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

The Company leased a printing module to a customer under an operating lease during the first six months of 2001. The lease commenced on November 1, 2000, and was for a period of 36 months. Monthly payments from the lease are $1,647. The lease is non-cancelable; however, the lessee exercised an option to purchase the equipment for $57 thousand in June 2001.

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

Earnings per share
------------------

Earnings per share-basic and diluted were calculated based on the weighted average number of shares outstanding. The weighted average-basic and diluted number of shares outstanding were 3,105,413 in 2001 and 2000.

Note 2 - Financing:

The Company has a revolving line of credit with a commercial bank for borrowing up to $3 million. Borrowings against this line were $2.014 million on June 30, 2001. That amount is included in long-term debt on the balance sheet. The loan matures on June 1, 2003. The interest rate charged is the bank's prime rate. That rate was 6.75 percent on June 30, 2001. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.

A covenant of the business loan agreement with the bank is that the Company must maintain earnings before interest, taxes, and depreciation and amortization divided by interest expense of at least 2:1. The Company was in breach of this covenant on June 30, 2001.

Long-term debt consists of the following:

                                                   (Dollars in Thousands)
                                                        June 30, 2001
                                                        -------------


Revolving line of credit due June 1, 2003.                 $2,014

Note payable, 9%, due in monthly
installments of $2,027 including
interest.  Final payment
due in April, 2010........................                    148


Note payable for equipment, 9.3%, due
in monthly installments of $2,198
including interest.  Final payment due
in March, 2004............................                     64

Note payable for equipment, 8.97%, due in
monthly installments of $1,124 including
interest.  Final payment due
in March, 2003............................                     38

Note payable for equipment, 8.23%, due in
monthly installments of $277 including
interest.  Final payment due in December,
2001......................................                      1
                                                           ------
                                                            2,265


Less current portion......................                  2,059
                                                           ------


                                                           $  206
                                                           ======


Equipment with original cost of $206 thousand is pledged as collateral under the notes payable for equipment and the equipment purchase contracts.

Note 3 - Stock Options:

One June 22, 2001, the board of directors approved, contingent upon shareholder approval, issuing options to PacSys Inc. that could be used to purchase up to 775,000 shares of the Company's common stock. The Company and PacSys Inc. are currently negotiating a marketing agreement that could result in granting stock options to PacSys Inc. if they help the Company achieve certain sales levels. If the options are granted and subsequently exercised, the Company's treasury stock and additional shares of the Company's common stock already authorized by the Company's articles of incorporation, would be issued to PacSys Inc.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS
-----------------

The current economic slowdown has resulted in a decline in advertising sales for newspapers. At the same, due to lower newsprint production by the paper mills, newspapers have incurred higher newsprint prices. For newspapers this creates two significant cash flow problems. Advertising revenues are their primary source of revenue, and newsprint is their largest variable production cost. As a result of this, newspapers gross profit margins and cash flow have been severely restrained during the past nine or ten months. During this time, they have postponed purchases of new equipment to ensure adequate cash flow for daily operations.

As a result of this, the Company's sales for the first six months of 2001 declined 46.2 percent to $2.755 million from $5.124 million in 2000. Second quarter sales declined to $1.902 million in 2001 from $2.883 million in 2000, or 34 percent. Lower new equipment sales in both the first and second quarters have accounted for most of the sales decline. The table below compares domestic, international and total sales by category for the first six months of 2001 with the corresponding period in 2000:

                             (Dollars in Thousands)
                      Domestic           International       Total
                      --------           -------------       -----
                    2001    2000         2001    2000    2001    2000
                    ----    ----         ----    ----    ----    ----
  New              $  909  $1,755       $  621  $2,232  $1,530  $3,987
  Used                383     148           39      94     422     242
  Parts &
   service            495     670          308     225     803     895
                   ------  ------       ------  ------  ------  ------

  Total            $1,787  $2,573       $  968  $2,251  $2,755  $5,124
                   ======  ======       ======  ======  ======  ======


Cost of sales, as a percentage of sales, was 81.0 percent in the second quarter and 95.3 percent for the first six months of 2001. In 2000, it was 76.1 percent in the second quarter and 76.5 percent for the six-month period. The gross profit on new equipment sales was $295 thousand in 2001 compared with $1.256 million in 2000. The gross profit margin on parts sales was $468 thousand in 2001 and $480 thousand in 2000. The contribution from used equipment sales was only nominal in 2001 and 2000. The decrease in sales of both new equipment and parts and the lower gross margin on those sales resulted in a $1.076 million decrease in gross profit in the first six months of 2001 compared with the same period in 2000.

Selling, general and administrative expenses for the second quarter of 2001 were
17.9 percent lower than they were for the same period in 2000. For the six-month period, they decreased 11.2 percent in 2001 from 2000. Selling expenses decreased $82 thousand in the first six months of 2001 compared with 2000. Most of the decrease was for promotional expenses, which were $211 thousand in 2001, and $303 thousand in 2000. In May 2000, the Company attended the "drupa 2000" printing conference and exhibition held in Dusseldorf, Germany. Drupa is the largest printing exhibition in the world, and it is only held once every four years. Attending durpa 2000 cost $100 thousand. Travel expenses, communication expenses, occupancy costs, and miscellaneous sales expenses all decreased in 2001 from 2000. Higher payroll costs, which increased $32 thousand 2001 from 2000, offset most of the savings. The higher payroll expenses in 2001 were the result of accruing termination expenses for an employee no longer with the Company. General and administrative expenses decreased $27 thousand in the first six months of 2001 compared with 2000. Payroll costs declined $13 thousand in 2001 from 2000, and professional services primarily in the form of legal fees declined $29 thousand. However, doubtful account expense was $26 thousand higher in 2001 than in 2000.

Interest expense was $64 thousand in the second quarter and $124 thousand for the first six months of 2001, compared with $63 thousand and $115 thousand for the respective periods in 2000. The average interest rate on the Company's revolving lines of credit from the bank was 7.4 percent for the second quarter and 8 percent for the first six months of 2001, compared with 9.3 percent in the second quarter and 9 percent for the first six months of 2000. Average borrowings from the Company's revolving lines of credit with the bank in 2001 were $2.564 million in the second quarter and $2.262 million for the first six months, compared with $1.969 million and $1.781 million for the corresponding periods in 2000. The decrease in the prime rate to 6.75 percent on June 30, 2001 from 9.5 percent on June 30, 2000, resulted in interest expense in 2001 being only slightly higher than 2000 despite an increase in the average borrowings from the bank.

The net loss in the second quarter was $112 thousand in 2001, compared with net earnings of $l7 thousand in 2000. For the six-month period, the net loss was $565 thousand in 2001. The Company had a net earnings of $79 thousand in the first six months of 2000.

The Company's operating results for the first six months of 2001 are not necessarily indicative of results to be expected for the full year, particularly because of the high value of each order for the Company's equipment and their irregular timing. The Company expects sales in the second half 2001 to meet or exceed 2000 sales for the same period. Likewise, the Company expects to operate profitably in the second half of 2001. It is still too early to determine if the Company will operate profitability for the entire year.

The Company has entered into an agreement with PacSys Inc. to perform an extensive marketing analysis of the four-page newspaper and commercial printing market. The Company is paying PacSys $55 thousand to develop a comprehensive database for the Company that will include extensive research about printers who purchase four-page presses, and how the Company's equipment compares with equipment of the Company's competitors in meeting their needs. The database has been designed to help the Company keep track of current happenings in the industry, and increase the effectiveness of the Company's marketing campaigns. PacSys Inc. will also help the company prepare a market analysis for a higher speed press the Company is considering building and develop a detailed list of the features the press will incorporate, making it a market leader.

PacSys Inc. is a marketing and sales company specializing in the graphics arts industry. The principles have extensive marketing and sales experience selling printing presses to newspapers. They are presently also helping the Company improve its existing sales methods, including how to use the new database and helping the Company's foreign agents develop databases, too. Management believes it will finalize a longer-term marketing and sales agreement with PacSys Inc. in the near future that will be very beneficial to the Company.

On June 22, 2001, the Company's board of directors authorized increasing the size of the board of directors to eight members from seven. Subsequently, in July 2001, the board of directors appointed Gerald C. Knutzen to the newly created position. Mr. Knutzen, who retired in 1995, was a partner for 12 years with the public accounting firm Deloitte & Touche. Mr. Knutzen was partner in charge of the Company's audit during many of those years. He will serve on the board's audit committee and compensation committee.

LIQUIDITY
---------

Net working capital was $2.713 million and the current ratio was 1.9:1 on June 30, 2001. Net cash used by operating activities was $446 thousand in the first six months of 2001. Changes in working capital components from December 31, 2000, include a decrease in accounts receivable of $821 thousand; an increase in inventory of $178 thousand; a decrease in accrued expenses of $359 thousand; and a decrease in accounts payable of $62 thousand.

On June 30, 2001, raw materials and parts inventories had increased $346 thousand; work-in-progress had decreased $422 thousand; finished goods had increased $126 thousand; and used equipment had increased $141 thousand, from December 31, 2000.

Funds provided by operations are the Company's primary source of liquidity. In addition, the Company uses a revolving line of credit with a commercial bank to finance fluctuating working capital requirements. On June 30, 2001, the Company had additional borrowing capacity of $986 thousand from its $3 million operating line of credit.

CAPITAL RESOURCES
-----------------

Total assets were $6.639 million on June 30, 2001. Stockholders' equity decreased $565 thousand from December 31, 2000, to $2.597 million on June 30, 2001. Long-term debt, less current maturities, was $206 thousand. As a percentage of total capitalization long-term debt, less currant maturities; plus deferred income taxes, net of deferred tax assets, was 11.5 percent on June 30, 2001. The Company believes that its borrowing capacity is sufficient to provide for orderly growth.

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------


(b) Reports on Form 8-K -- There are not reports on Form 8-K filed for the three months ending June 30, 2001.


                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              WEB PRESS CORPORATION
                                              ---------------------
                                                  (Registrant)


August 10, 2001                               /s/Gary B. Palmer
---------------                               -------------------------------
Date                                          Gary B. Palmer, President


August 10, 2001                               /s/Craig L. Mathison
---------------                               -------------------------------
Date                                          Craig L. Mathison, Vice
                                              President of Finance