Form 10QSB
period 2001-09-30
WEB PRESS CORP
filed 2001-11-14
CIK 105183

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate issuers): Common Stock, $.025 par value per share; 3,105,413 shares outstanding as of November 9, 2001.

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

                                     PART I
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

                              WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


ASSETS                                   September 30, 2001
                                         ------------------

Current Assets:
    Cash ........................               $    -
    Accounts receivable, less
      allowance for doubtful
      accounts of $99 ...........                  296
    Inventories .................                4,445
    Deferred tax assets .........                  343
    Deposits ....................                   55
    Prepaid expenses ............                   43
                                                ------

Total Current Assets ............                5,182

Machinery and Leasehold
    Improvements, at cost:
    Machinery and equipment .....                3,595
    Leasehold improvements ......                  230
                                                ------
                                                 3,825

    Less accumulated depreciation
    and amortization ............                3,071
                                                ------

Machinery and Leasehold
    Improvements (Net) ..........                  754
                                                ------


Total Assets ....................               $5,936
                                                ======


The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                              WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY                  September 30, 2001
                                                      ------------------

Current Liabilities:
     Accounts payable .......................               $   290
     Customer deposits ......................                    49
     Accrued expenses .......................                   471
     Current portion of long-term debt ......                 2,497
                                                            -------

Total Current Liabilities ...................                 3,307

Long-Term Debt, less current portion ........                   195

Deferred taxes on income ....................                   274

Stockholders' Equity:
     Common stock, par value $.025 per share:
      Authorized, 4,000,000 shares
      Issued, 3,436,513 shares ..............                    86
     Paid-in capital ........................                   320
     Retained earnings ......................                 1,851
                                                            -------

                                                              2,257

     Treasury stock, 331,100 shares at cost .                   (97)
                                                            -------

Total Stockholders' Equity ..................                 2,160
                                                            -------

Total Liabilities and
   Stockholders' Equity .....................               $ 5,936
                                                            =======


The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                              WEB PRESS CORPORATION

                      Consolidated Statements of Operations

               For the three and nine months ended September 30th,
                (Dollars in Thousands Except Earnings Per Share)

                                THREE MONTHS               NINE MONTHS
                                ------------               -----------
                              2001         2000         2001         2000
                            -------      -------      -------      -------
Sales .................     $ 1,121      $ 2,782      $ 3,876      $ 7,906

Cost of sales .........       1,320        2,264        3,945        6,182
                            -------      -------      -------      -------
                               (199)         518          (69)       1,724
Selling, general and
  administrative
  expenses ............         391          395        1,253        1,366
                            -------      -------      -------      -------
                               (590)         123       (1,322)         358

Interest expense ......          71           63          195          178
                            -------      -------      -------      -------

Earnings(loss) before
  taxes(benefit) ......        (661)          60       (1,517)         180

Taxes(benefit) on
  earnings(loss) ......        (225)          20         (516)          61
                            -------      -------      -------      -------

Net earnings(loss) ....     $  (436)     $    40      $(1,001)     $  119
                            =======      =======      =======      =======

Basic and diluted earn-
  ings(loss) per share      $  (.14)     $   .01      $  (.32)     $   .04
                            =======      =======      =======      =======


The above figures are unaudited. The accompanying notes are an integral part of these statements of operations.

                              WEB PRESS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the nine months ended September 30th,
                             (Dollars in Thousands)

                                             2001         2000
                                           -------      -------
Cash flows from operating activities:
  Net earnings (loss) ................     $(1,001)     $   119
  Adjustments to reconcile net
  earnings (loss) to net cash provided
  (used)by operating activities:
    Depreciation and amortization ....         113          117
     Provision for losses on accounts
      receivable .....................          16          (13)
     Deferred taxes on income ........        (493)          24
     Inventory valuation reserve .....          66           12
     Retirement of plant assets ......         -             (1)
     Increase (Decrease) in cash from
      changes in operating accounts:

      Accounts receivable ............         932        1,875
      Inventory ......................          72         (664)
       Deposits ......................         (22)          42
      Prepaid expenses ...............           4           (3)
      Accounts payable ...............        (179)          (3)
      Customer deposits ..............         (23)         303
      Accrued expenses ...............        (401)      (1,411)
      Refundable income taxes ........          49          -
       Income taxes payable ..........         -           (135)
                                           -------      -------

      Total adjustments ..............         134          143
                                           -------      -------

    Net cash (used)provided by operat-
      ing activities .................        (867)         262
                                           -------      -------

Cash flows from investing activities:
  Capital expenditures ...............         (23)         (73)
  Proceeds from retirement of assets .         -              2
                                           -------      -------

Net cash used by investing activities          (23)         (71)
                                           -------      -------

Continued on following page
---------------------------

Continued from previous page
----------------------------

Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt ............................          -            160
   Payments on long-term debt .......          (33)         (27)
  Net borrowings under short-term
    line of credit ..................          -           (172)
  Net borrowings under long-term
    line of credit ..................          923         (152)
                                           -------      -------

  Net cash provided by
    financing activities ............          890         (191)
                                           -------      -------

Net increase (decrease) in cash .....          -            -

Cash at beginning of period .........          -            -
                                           -------      -------

Cash at end of period ...............      $   -        $   -
                                           =======      =======

Supplemental disclosures of cash
  flow information:

  Cash was paid during the year for:
  Interest ..........................      $   200      $   237
   Taxes ............................          -            171

The above figures are unaudited. The accompanying notes are an integral part of these statements of cash flows.

                              WEB PRESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2001

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

Inventories were classified as follows:

                                             (Dollars in Thousands)
                                               September 30, 2001
                                               ------------------
    Raw materials and parts
    (including subassemblies).....                   $2,474
    Work-in-progress..............                      616
    Finished goods................                    1,038
    Used equipment................                      317
                                                     ------
                                                     $4,445
                                                     ======

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

Earnings per share
------------------

Earnings per share-basic and diluted were calculations are based on the weighted average number of shares outstanding. The weighted average-basic and diluted number of shares outstanding was 3,105,413 in 2001 and 2000.

Note 2 - Financing:

The Company has a revolving line of credit with a commercial bank for borrowing up to $3 million. Borrowings against this line were $2.452 million on September 30, 2001. That amount is included in the current portion of long-term debt on the balance sheet. The loan matures on June 1, 2003. The interest rate charged is the bank's prime rate. That rate was 6 percent on September 30, 2001. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.

A covenant of the business loan agreement with the bank is that the Company must maintain earnings before interest, taxes, and depreciation and amortization divided by interest expense of at least 2:1. The Company has been in breach of this covenant since March 30, 2001. On September 18, 2001, the bank notified the Company that because the Company's continued to be in default of the covenant and ..."Based on Web's lack of performance (in 2001) and its financial condition, KeyBank has elected to sever its financial relationship with Web." The bank has asked the Company to acquire alternate financing.

The Company has notified the bank that it may be able to rectify the default as soon as March 31, 2002, but no later than June 30, 2002. The bank has not called the loan and continues to honor its obligations to the Company. In the meantime, the Company is working with the bank, and has contacted several other commercial lenders.

Long-term debt consists of the following:

                                                        (Dollars in Thousands)
                                                          September 30, 2001


Revolving line of credit due June 1, 2003                        $2,452

Note payable, 9%, due in monthly
installments of $2,027 including
interest.  Final payment
due in April, 2010........................                          145

Note payable for equipment, 9.3%, due
in monthly installments of $2,198
including interest.  Final payment due
in March, 2004............................                           59

Note payable for equipment, 8.97%, due in
monthly installments of $1,124 including
interest.  Final payment due
in March, 2003............................                           35

Note payable for equipment, 8.23%, due in
monthly installments of $277 including
interest.  Final payment due in December,
2001......................................                            1
                                                                 ------
                                                                  2,692

Less current portion......................                        2,497
                                                                 ------

                                                                 $  195
                                                                 ======

Equipment with an original cost of $206 thousand is pledged as collateral under the notes payable for equipment and the equipment purchase contracts.

Note 3 - Stock Options:

One June 22, 2001, the board of directors approved, contingent upon shareholder approval, issuing options to PacSys Inc. that could be used to purchase up to 775,000 shares of the Company's common stock. The Company and PacSys Inc. signed a marketing and sales representation agreement on August 27, 2001, that could result in granting stock options to PaySys Inc. if the Company achieves certain sales levels. If the options are granted and subsequently exercised, the Company's treasury stock and additional shares of the Company's common stock already authorized by the Company's articles of incorporation, would be issued to PacSys Inc. The options must be exercised within 24 months from the date of issue. The exercise price is $.75 per share.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS
-----------------

Advertising revenues for newspapers and commercial printers (the Company's customers) have declined significantly during the last 15 months. At the same time, newsprint prices have increased due to lower newsprint production by the paper mills. Newsprint is the largest variable production cost a printer incurs. This has in turn affected the printing press manufacturing industry which has been experiencing declining sales since the fourth quarter of 2000.

The Company's sales decline in 2001 is a direct result of lower advertising revenue and higher newsprint prices prior to the terrorist attack on the World Trade Center on September 11, 2001. The terrorist attack exacerbated a weak sales environment due to its dramatic impact on consumer confidence. The decline in consumer confidence and spending has negatively affected the buying of advertising by retailers; help wanted advertisements by employers; automobile advertising; and real-estate advertising. For newspapers and commercial printers, uncertainty about the economy and future advertising revenue has resulted in fewer presses being purchased in 2001.

Sales during the third quarter and for the first nine months of 2001 were $1.121 million and $3.876 million, respectively. In 2000, sales were $2.782 million in the third quarter and $7.906 million for the nine-month period. The decrease in new equipment sales, used equipment sales and parts sales all are a result of the sluggish economy--the significant decline in advertising. The table below compares domestic, international and total sales by category for the first nine months of 2001 with 2000:

                       (Dollars in Thousands)
              Domestic       International       Total
              --------       -------------       -----
            2001    2000     2001    2000    2001    2000
            ----    ----     ----    ----    ----    ----
  New      $1,470  $2,778   $  620  $3,647  $2,090  $6,425
  Used        661     141       40      94     701     235
  Parts &
   service    733     885      352     361   1,085   1,246
           ------  ------   ------  ------  ------  ------

  Total    $2,864  $3,804   $1,012  $4,102  $3,876  $7,906
           ======  ======   ======  ======  ======  ======

Cost of sales, as a percentage of sales, was 117.8 percent in the third quarter and 101.8 percent for the first nine months of 2001. In 2000, it was 81.4 percent in the third quarter and 78.2 percent for the nine-month period. Warranty costs expensed to cost of sales in the first nine months of 2001 was $306 thousand. In 2000, warranty costs expensed to cost of sales was $33 thousand during the same period. Because of lower production in 2001, the Company has charged $294 thousand of under-absorbed overhead to cost of sales during the first nine months. In 2000, the Company charged under-absorbed overhead of $14 thousand to cost of sales for the nine-month period.

Selling, general and administrative expenses for the third quarter of 2001 were $391 thousand. They were $395 thousand in the third quarter of 2000. For the nine-month period, they decreased to $1.253 million in 2001 from $1.366 million in 2000. Selling expenses decreased to $785 thousand for the first nine months of 2001 compared with $836 thousand in 2000. Most of the decrease was for promotional expenses, which were $324 thousand in 2001, and $324 thousand in 2000. Higher payroll costs in 2001 offset some of the advertising savings. General and administrative expenses decreased $62 thousand in the first nine months of 2001 compared with 2000. Payroll costs were $38 thousand lower in 2001 than they were in 2000; professional service costs declined by $38 thousand; and bank fees declined by $10 thousand. Bad debts expense increased by $29 thousand.

Interest expense was $71 thousand in the third quarter and $195 thousand for the first nine months of 2001, compared with $63 thousand and $178 thousand for the respective periods in 2000. The average interest rate on the Company's revolving lines of credit from the bank was 6.7 percent for the third quarter and 7.5 percent for the first nine months of 2001, compared with 9.6 percent in the third quarter and 9.2 percent for the first nine months of 2000. Average borrowings from the Company's revolving lines of credit with the bank in 2001 were $2.289 million in the third quarter and $1.975 million for the first nine months, compared with $1.968 million and $1.802 million for the corresponding periods in 2000. The higher average borrowings from the bank in 2001 caused an increase in interest expense compared with 2001, even though the average interest rate declined.

The net loss in the third quarter was $436 thousand in 2001. In 2000, the Company had net earnings of $40 thousand in the third quarter. For the nine-month period, the net loss was $1.001 million in 2001, while the Company had a net profit of $119 thousand in 2000.

The Company's operating results for the first nine months of 2001 are not necessarily indicative of results to be expected for the full year, particularly because of the high value of each order for the Company's equipment and their irregular timing.

On August 27, 2001, the Company and PacSys Inc. (PacSys) signed a marketing and sales agreement authorizing PacSys to direct the Company's marketing programs, negotiate sales with domestic prospects and international agents, and supervise the Company's domestic sales force. PacSys is a marketing and sales company specializing in the graphics arts industry. The principals have extensive marketing and sales experience selling printing presses to newspapers and commercial printers. The Company's management believes that this agreement will be very beneficial to the Company. The Company believes that it will sign approximately $7.3 million in new orders between November 1, 2001, and March 31, 2002.

On September 10, 2001, Goss Holdings Inc., the parent company of Goss Graphic Systems Inc. announced a worldwide strategic restructuring as part of which its United States operations filed for Chapter 11 bankruptcy protection. As part of the reorganization, Goss closed its last manufacturing facility in the United States.

LIQUIDITY
---------

Net working capital was $1.875 million and the current ratio was 1.6:1 on September 30, 2001. Net cash used by operating activities was $867 thousand during the first nine months of 2001. Changes in working capital components from December 31, 2000, include a decrease in accounts receivable of $932 thousand; a decrease in inventory of $72 thousand; a decrease in accounts payable of $179 thousand; and a decrease in accrued expenses of $401 thousand.

On September 30, 2001, raw materials and parts inventories had increased $452 thousand; work-in-progress had decreased $649 thousand; finished goods had increased $52 thousand; and used equipment had increased $59 thousand, from December 31, 2000.

Funds provided by operations are the Company's primary source of liquidity. In addition, the Company uses short-term debt from a revolving line of credit with a commercial bank to finance fluctuating working capital requirements. On September 30, 2001, the Company had additional borrowing capacity of $548 thousand from its $3 million operating line of credit.

On September 18, 2001, the bank notified the Company that it continued to be in default of a financial covenant of the business loan to the Company from the bank requiring the Company to maintain earnings before interest, taxes, and depreciation and amortization divided by interest expense of at least 2:1. The Company is not in violation of any monetary covenant of the loan. The bank wrote that, "Based on Web's lack of performance and its financial condition, KeyBank has elected to sever its financial relationship with Web." The bank has asked the Company to acquire alternate financing.

The Company has notified the bank that it may be able to rectify the default as soon as March 31, 2002, but no later than June 30, 2002. The Company's business loan from the bank matures on June 1, 2003. The bank has not called the loan and continues to honor its obligations to the Company. In the meantime, the Company is working with the bank, and has contacted several other commercial lenders. The Company believes its cash flow is adequate for future orderly operations.

CAPITAL RESOURCES
-----------------

Total assets were $5.936 million on September 30, 2001. Stockholders' equity had decreased $1.001 million from December 31, 2000, to $2.160 million on September 30, 2001. Long-term debt, less current maturities, was $195 thousand. As a percentage of total capitalization, long-term debt, less current maturities; plus deferred incomes taxes, net of deferred tax assets, was 5.5 percent on September 30, 2001.

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

(10) Material Contracts

     The following exhibit is filed herewith:

     (10a) being the representation agreement between Web Press Corporation and PacSys Inc. dated August 27, 2001.

(b) Reports on Form 8-K -- There are not reports on Form 8-K filed for the three months ending September 30, 2001.


                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               WEB PRESS CORPORATION
                                               ---------------------
                                                   (Registrant)


November 9, 2001                               /s/Gary B. Palmer
----------------                               -------------------------------
Date                                           Gary B. Palmer, President


November 9, 2001                               /s/Craig L. Mathison
----------------                               -------------------------------
Date                                           Craig L. Mathison, Vice
                                               President of Finance