Form 10KSB
period 2001-12-31
WEB PRESS CORP
filed 2002-03-28
CIK 105183

F O R M 10 - KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934             (FEE REQUIRED)
                                                        --------------

For the fiscal year ended                  December 31, 2001
                          ----------------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT OF 1934                               (NO FEE REQUIRED)
                                                        -----------------

For the transition period from                 to
                                --------------    ---------------

Commission file number   O-7267
                         ------

                              WEB PRESS CORPORATION
--------------------------------------------------------------------------------

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

Registrant's telephone number, including area code (253) 395-3343
                                                   --------------

Securities Registered Pursuant to 12(b) of the Act:

Title of each class     Name of each exchange on which registered

None
--------------          -----------------------------------------

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

State issuer's revenues for its most recent fiscal year....$6,318,983.

As of February 25, 2002, 3,105,413 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing bid price provided by the National Quotation Bureau, Inc.) held by non-affiliates was approximately $253 thousand.

Documents incorporated by reference: Exhibits as described in Part III, Item 13.

                              WEB PRESS CORPORATION

                TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-KSB

ITEM    DESCRIPTION                                                    PAGE
----    -----------                                                    ----

                                     PART I

 1.     BUSINESS.......................................................  4
 2.     PROPERTIES.....................................................  7
 3.     LEGAL PROCEEDINGS..............................................  7
 4.     SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS...............................................  8

                                     PART II

 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK
        AND RELATED SECURITY HOLDER MATTERS............................  9
 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................. 10
 7      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................... 15
 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE......................... 15

                                    PART III

 9.     DIRECTORS AND EXECUTIVE OFFICERS
        OF REGISTRANT.................................................. 16
10.     EXECUTIVE COMPENSATION......................................... 19
11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
        OWNERS AND MANAGEMENT.......................................... 19
12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................. 21
13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
        AND REPORTS ON FORM 8-K........................................ 21

                          ANNUAL REPORT ON FORM 10-KSB
                              WEB PRESS CORPORATION
                                     PART I


ITEM 1.   BUSINESS

(A)  General Development of Business

Web Press Corporation (herein referred to as "Web" or "Company") was founded in late 1967 under the name "Web Press Aid" as a sole proprietorship. The company was incorporated in November, 1969 under the laws of the State of Washington. Initially, the Company was involved primarily in the rebuilding and repair of web-fed printing presses and related equipment. Shortly after incorporation, the Company undertook the development of a line of printing press equipment of its own design. During 1972, the Company commenced production of this equipment. While the manufacture of new equipment is now the Company's primary business, it continues to deal in rebuilt and used equipment as an adjunct to its new press sales. The Company also sells parts and service for its new equipment. The sale of new and used presses accounted for approximately 62% and 14%, respectively, of the Company's revenues in 2001. The Company's presses are primarily designed to print on absorbent paper such as newsprint. Products produced by the presses are newspapers (both broadsheet and tabloid sizes), shoppers, advertising inserts, and paperback books.

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

In 2001, the Company classified its revolving line of credit with the bank as currently payable. The loan agreement with the bank matures on June 1, 2003; however, on December 21, 2001, the bank accelerated the indebtedness, demanding payment in full by or before January 7, 2002. The Company notified the bank that it was unable to repay the loan by that date. The bank has taken no further action.

(B)  Financial Information About Segments

See Note 8 of Notes to Consolidated Financial Statements for information about the Company's operations by segment and geographic area for the years ended December 31, 2001 and 2000.


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

TWO-POSITION ROLL ROLLSTANDS. Web's rollstand supports two 36-inch wide rolls of paper and is used in conjunction with the perfector and Quadra-Color units. The base rollstand holds two 42-inch diameter rolls of paper. A larger rollstand that holds two 52-inch diameter rolls of paper is also available. The rollstand controls the unwinding of the paper roll and feeds it to the printing units under controlled tension.

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

Web Press Corporation maintains an ongoing program of product development and improvement. This program consists primarily of technical improvements and supplementary developments which have produced features and capabilities that management believes will result in competitive marketing advantages for Web's product line. In 2001, $383 thousand was expended for research and development compared to $477 thousand in 2000.

Total employment of approximately 39 persons as of December 31, 2001 compares with approximately 55 at December 31, 2000.

Substantially all of the Company's operations are run by electrical energy purchased from a local utility. The Company has not experienced energy shortages and does not anticipate any difficulties in the foreseeable future. Extended shortages of energy would have an adverse impact on the Company.

Compliance with federal, state and local environmental protection laws during 2001 had no material effect upon capital expenditures, earnings, or the competitive position of Web Press Corporation.


(D)  Foreign Operations

The Company's foreign operations consist entirely of export sales and related services originating at its facilities within the United States. Export sales accounted for 30.6% of total sales in 2001 and 42.3% in 2000. Further financial information relating to foreign operations for the two years ended December 31, 2001, is set forth in Note 8 (Segment Information) of the Notes to Consolidated Financial Statements.

ITEM 2.   PROPERTIES

OFFICE AND MANUFACTURING FACILITIES. The Company presently occupies approximately 49,000 square feet of leased office and manufacturing space at 22023 68th Avenue South, Kent, Washington. The term of the lease is five years, commencing in November 1998, with a five-year renewal option. The monthly rental payment is $16,155.

The Company has arrangements for small offices for each of its three salesmen who are located in St. Cloud, Minnesota; Blue

Springs, Missouri; and Charlotte, North Carolina. The Company has domestic sales agents in Mystic, Connecticut and Tracy, California.

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

                                     PART II
                                     -------


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SECURITY HOLDER MATTERS

(A)  Principal Market, Stock Price, and Dividend Information

Although certain dealers regularly provide quotations on the Company's stock, actual trading activity is limited and is conducted in the over-the-counter
(OTC) "pink sheets". The Company's ticker symbol is WEBP.

The following table sets forth the high and low bid quotations per share for the Company's common stock for the periods indicated. These figures were provided by the National Quotation Bureau, LLC, and may reflect inter-dealer prices, without retail mark-up, mark-down or commission. They do not necessarily represent actual transactions.

                              2001                         2000
                              ----                         ----
    Quarter             High       Low                High      Low
    -------             ----       ---                ----      ---

    First             $.28125    $.28125             $.406     $.375
    Second             .28125     .15                 .375      .344
    Third              .20        .15                 .48       .281
    Fourth             .20        .10                 .375      .281

The Company has paid no dividends during the two years ended December 31, 2001.

(B)  Approximate Number of Holders of Common Stock

The number of holders of record for the Company's common stock as of February 28, 2002 was 505.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS OPERATING RESULTS

                             2001 Compared With 2000
                             -----------------------

Total sales were $6.319 million in 2001, a decline of 41 percent from total sales of $10.717 million in 2000. Most of the decrease was in new equipment sales which were $3.937 million in 2001, a decline of $4.969 million from 2000 sales of $8.907 million. Both domestic and international new equipment sales declined, decreasing 48.6 percent and 64.5 percent, respectively. Parts sales in 2001 were down 2.8 percent; while used equipment sales increased 228 percent. The table below compares domestic, international and total sales by category for 2001 with 2000:

                          (Dollars in Thousands)
              Domestic       International         Total
              --------       -------------         -----
           2001     2000     2001     2000     2001     2000
           ----     ----     ----     ----     ----     ----
 New      $2,511   $4,886   $1,426   $4,021   $3,937   $ 8,907
 Used        844      175       39       94      883       269
 Parts &
  Service  1,031    1,120      468      421    1,499     1,541
          ------   ------   ------   ------   ------   -------

 Total    $4,386   $6,181   $1,933   $4,536   $6,319   $10,717
          ======   ======   ======   ======   ======   =======

Fewer presses were purchased industry-wide in 2001 than 2000 because of rising uncertainty about the economy and future advertising revenue by newspapers and commercial printers. Advertising revenues for newspapers started declining in late 2000 and has continued to decline for the past 18 month. At the same time, the paper mills lowered newsprint production resulting in higher newsprint prices. Newsprint is the largest variable production cost printers incur. Press sales have been declining since the fourth quarter of 2000 as a direct result of the decline in advertising and higher newsprint prices. The Company's sales in all four quarters of 2001 were lower compared with sales in the corresponding quarters in 2000.

Cost of sales, as a percentage of sales, was 91.8 percent in 2001. In 2000, it was 76.8 percent. The gross profit margin on new equipment sales decreased to
16.5 percent in 2001 from 28.7 percent in 2000. The decrease was caused by abnormal warranty costs in 2001 to replace a bearing in the field at several installations and by severe price-cutting by its competitors. A different type of bearing is being used now that has not failed in the field. In 2002, used equipment sales contributed a gross profit of $127 thousand compared with a gross loss of $4 thousand in 2000. Cost of sales included a write-down for obsolete parts and certain equipment of $38 thousand in 2001 compared with a $68 thousand write-down in 2000. Research and development expenses, primarily to design and manufacture a new higher-speed folder and for enhancements to the Quad-Stack four-color perfector, were $383 thousand in 2001. In 2000, research and development costs were $477 thousand.

Selling, general and administrative expense declined $336 thousand, or 17.5 percent in 2001 from 2000. In 2001, selling expense decreased $117 thousand, and administrative expense decreased $219 thousand compared with 2000 expenses. The Company spent $49 thousand attending domestic tradeshows and $69 thousand attending international tradeshows in 2001, compared with $130 thousand and $180 thousand in 2000, respectively. Advertising expense was $189 thousand in 2001 and $157 thousand in 2000. In 2001, the company spent $55 thousand to develop a new sales prospect system. Commission expense was $58 thousand in 2001 and $110 thousand in 2000. Administrative payroll costs were $370 thousand in 2001; a decline of $74 thousand from 2000 expense as a result of reduced staffing and transfers to other departments. Actual bad debts in 2001 resulted in a benefit of $43 thousand compared with an expense of $63 thousand in 2000. Professional service fees were $61 thousand and $91 thousand in 2001 and 2000, respectively.

Interest expense increased $7 thousand in 2001 from 2000. The average interest rate on the Company's revolving lines of credit with the bank were 7.1 percent in 2001 compared with 9.3 percent in 2000. The average borrowings from the bank were $2.308 million in 2001 and $1.852 million in 2000. The lowering of interest rates by the Federal Reserve Bank in 2001 caused the lower average interest rate. The Company's operating losses during the year caused the higher average borrowing in 2001.

The Company had a loss of $1.322 million from operations and a net loss of $879 thousand in 2001. There is a bright spot within these disappointing numbers and that is that the Company had earnings of $195 thousand from operations and net earnings of $122 thousand in the fourth quarter of 2001. In 2000, the Company had an operating profit of $342 thousand and net earnings of $235 thousand.

                             2000 Compared With 1999
                             -----------------------

Sales in 2000 were $10.717 million, a decrease of $977 thousand from 1999 sales of $11.694 million. New press sales decreased $583 thousand to $8.907 million in 2000, a 6.1 percent decrease from 1999 sales of $9.490 million. Domestic sales of new equipment were $4.886 million in 2000, $974 thousand higher than 1999 sales of $3.912 million. However, international sales of new equipment declined to $4.020 million from 1999 sales of $5.576 million, a decrease of $1.557 million. The Company believes the strength of the dollar compared with other currencies, combined with slower economic growth, caused the decline in international sales. Used equipment sales were $269 thousand in 2000 and $799 thousand in 1999. Revenues from the sales of replacement parts and service were $1.542 million in 2000, an increase of $136 thousand from 1999 sales of $1.406 million.

The gross profit margin on total sales was 23.3 percent in 2000, compared with
19.4 percent in 1999. The gross profit margin on new equipment sales and parts sales both increased in 2000 from 1999. New equipment sales, which amounted to
83.1 percent of total sales in 2000, had a gross profit of 28.7 percent in 2000 compared with 26.4 percent in 1999. Used equipment sales contributed a gross loss of $4 thousand in 2000. In 1999, used equipment sales resulted in a gross profit of $88 thousand. In 2000, cost of sales included a write-down of $68 thousand for obsolete parts and certain equipment, compared with a write down of $102 thousand in 1999. Research and development expenses were $477 thousand in 2000 and $503 thousand in 1999. Engineering costs in 2000 included the internalization of electrical design work, design and development of a 52-inch diameter rollstand, interlocks for the press guards, and preliminary design work to help analyze features and cost for a contemplated new product line.

Selling, general and administrative expense declined $177 thousand, or 8.5 percent, in 2000 from 1999. In 2000, selling expenses increased $78 thousand, and administrative expenses decreased $255 thousand. Advertising expense increased $100 thousand in 2000 from 1999. The Company spent $180 thousand attending international trade shows and $130 thousand attending domestic trade shows in 2000, compared with $78 thousand and $109 thousand in 1999, respectively. Offsetting this increase was $16 thousand less in advertisements in trade publications. Commission expense decreased $28 thousand in 2000 from 1999 due to lower sales. In 1999, administrative expenses included a $250 thousand charge for a product liability claim settled in March 2000. In 2000, administrative payroll costs increase $44 thousand from 1999. The Company accrued $63 to bad debt expense in 2000, compared with $113 thousand in 1999.

Interest expense decreased $30 thousand in 2000 from 1999. 1999 interest expense included $47 thousand in interest to the Internal Revenue Service for a tax deficiency in the Company's 1993 tax return. The average interest rate on the Company's revolving lines of credit with the bank were 9.3 percent in 2000, compared with 8.6 percent in 1999. The average borrowings from the bank were $1.852 million in 2000 and $1.841 million in 1999. The higher average interest rate in 2000 was caused by the higher prime rate being charged by the bank as a result of several interest rate increases by the Federal Reserve Bank.

The Company had pre-tax earnings of $342 thousand and net earnings of $268 thousand in 2000. In 1999, the Company had a pre-tax loss of $89 thousand and a net loss of $61 thousand.

                                      2002
                                      ----

Because of the high value of each order for the Company's equipment and the irregular timing of orders, and uncertainty about the economic environment in foreign and domestic markets, projections for future time periods are very difficult to make.

We do see indications that the recession is easing, but we doubt that more normal market conditions will return until 2003. Many newspaper analysts are projecting stagnant to a 1.6 percent decline in newspaper advertising for 2002 (Presstime, January 2002, page 25). If they are correct, and the Company's management believes they are, the number of orders placed for printing presses in 2002 will continue to be below normal levels, resulting in aggressive competition and severe price cutting for most orders.

Most of the Company's press sales in 2001 consisted of adding four-color models to operating press installations. We expect that trend to continue in 2002 with newspapers adding more color pages to their papers to attract advertisers and please their readers. The Company's Quad-Stack model is ideal for this application. The market for the Quad-Stack is essentially every four-page press installation extant. Since the introduction of the Quad-Stack in August 1998, approximately 50 percent of the units shipped have been installed with competitive manufacturers equipment.

The Company expects that trend to continue in 2002 and believes its market share will increase, too. To help accomplish this, the Company has transferred the production of certain labor-intensive parts to either China or India. This has allowed the Company to lower its selling price and become very competitive price-wise. The Company retained PacSys Inc. to develop a sophisticated database and prospect system and too manage its sales. Since November the new prospect system has resulted in 3 sales to newspapers the Company previously had not contacted. The Company has added 11 new, well-qualified, international agents in recent months, and hired 2 new domestic salesmen. The Company will ship the new higher-speed folder to a test site in the second quarter of 2002. A higher-speed perfector will follow!

LIQUIDITY

Net working capital was $2.198 million and the current ratio was 1.7:1 on December 31, 2001. Changes in working capital components include a decrease in accounts receivable of $205 thousand; inventories decreased $716 thousand; accounts payable declined $118 thousand; customers deposits increased $33 thousand; accrued expenses decreased by $254 thousand; and refundable income taxes increased by $88 thousand. Net cash used for operations was $616 thousand in 2001.

Raw materials and parts inventories, work-in-progress, and finished goods inventory decreased $547 thousand, $32 thousand, and $321 thousand, respectively, in 2001 from 2000. Used equipment inventory increased $190 thousand in 2001.

Funds provided by operations are the Company's primary source of liquidity. In addition, the Company uses short-term debt from a revolving line of credit with a commercial bank to finance fluctuating working capital requirements. On December 31, 2001, the Company had additional borrowing capacity of $792 thousand from its $3 million line of credit. The line of credit had an original maturity of June 1, 2003; however, it has been called by the bank as described below.

A covenant of the business loan agreement with the bank requires the Company to maintain earnings before interest, taxes, and depreciation and amortization divided by interest expense of a least 2:1. The Company has been in violation of that covenant since March 31, 2001. On September 18, 2001, the bank notified the Company that . . . "Based on Web's lack of performance (in 2001) and its financial condition, KeyBank has elected to sever its financial relationship with Web." On December 21, 2001, KeyBank accelerated the indebtedness due and owing the bank and demanded payment in full by or before January 7, 2002. The Company notified the bank that it was unable to repay the loan by that date. The bank has not exercised the remedies available to it in the loan agreement and continues to honor its obligations to the Company, allowing the Company to operate normally. The Company has contacted several other banks and believes that if it operates profitably during the first six months of 2002 it will be able to arrange financing with another bank.

CAPITAL RESOURCES

Total assets decreased $809 thousand from December 31, 2000, to $6.266 million on December 31, 2001. In 2001, stockholders' equity decreased by $879 thousand; working capital decreased by $2.522 million; non-current deferred income taxes decreased by

$249 thousand; and long-term debt (excluding the long-term revolving line of credit in 2000) decreased by $26 thousand.

Long-term financing in the form of secured notes is used to acquire manufacturing equipment. The Company incurred $24 thousand of new long-term debt in 2001.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-KSB contains forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts and anticipate results based on management's plans that are subject to uncertainty. Forward-looking statements may be identified by the use of words like "plans," "expects," "believes," "will," "anticipates," "estimates" and other works of similar meaning in conjunction with, among other things, discussions of future operations, financial performance, the Company's strategy for growth, product development, regulatory requirements, market position and expenditures.

Forward-looking statements are based on current expectations of future events. The Company cannot guarantee that any forward-looking statement will be accurate, although the Company believes that it has been reasonable in its expectations and assumptions. Investors should realized that if underlying assumptions proved inaccurate or that unknown risks or uncertainties materialize, actual results could vary materially from the Company's expectations and projections. Investors are therefore cautioned not to place undue reliance on any forward-looking statements. Furthermore, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements and supplementary data filed as part of this report are listed in the index appearing in Item 13 to this Form 10-KSB Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III
                                    --------


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are:

Name                      Position                                    Age
----                      --------                                    ---

G. B. Palmer              President and Director                      53


E. P. Beierlorzer         Vice President of Engineering               62
                            and Director

R. G. Mercer              Vice President of Manufacturing             60
                            and Director

R. B. Thompson            Vice President of Technical                 61
                            Services and Director

A. W. White               Vice President of Purchasing                47
                            and Director

R. M. Sprague             Director                                    62

P. F. Dunn                Director                                    53

C. L. Mathison            Vice President of Finance                   59
                            and Secretary/Treasurer

G. C. Knutzen             Director                                    55


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

P. F. Dunn
----------

Mr. Dunn has been a director of the Company since February 1997. Since July 2000, he has been the tax manager for the State and Local Division with Amazon.com. Prior to that, he was employed by the Boeing Company in various financial positions since 1973.

C. L. Mathison
--------------

Mr. Mathison was appointed vice president of finance in June 1998. He has been secretary/treasurer of the Company since January 1997, and the Company's controller since October 1979. Prior to joining the Company, he was assistant controller of Bayliner Marine Corporation.

G. C. Knutzen
-------------

Mr. Knutzen was a partner for 12 years with the public accounting firm Deloitte & Touche, before retiring in 1995. He was partner in charge of the Company's audit during many of those years. He still consults part-time on financial and accounting matters.

401(K) PLAN:

Effective January 1, 1988, the Company established a 401(K) plan under the Internal Revenue Service Regulations. Employees are eligible to participate after one year of service. Plan participants self-direct their investments choosing from eleven options sponsored by Merrill Lynch. An employee who elects to participate may contribute in a year up to the lower of 15% of gross pay or the dollar limit under the regulations, which in 2000 was $10,500. The Company contributes a matching amount of 25% of the first $4,000 contributed by an employee in a year. In addition, the Company may make a discretionary matching contribution. The total amount is determined by the Company's Board of Directors and allocated to the participants based on their contributions. There were no discretionary contributions in 2001 and 2000. Fees paid the administrator, plus the company's matching contribution, totals approximately $22 thousand in 2001 and $33 thousand in 2000.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate total cash compensation accrued during the fiscal years ended December 31, 2001, 2000, and 1999 for the chief executive officer of the Company.

                               Annual Compensation
                               -------------------

                                                     Long-Term      All Other
Name/Principal                  Salary     Bonus    Compensation   Compensation
   Position            Year       ($)       ($)          $              $
--------------------   ----     ------     -----    ------------   ------------

G.B. Palmer            2001     86,292     2,099          0              0
President/             2000     95,000     2,392          0              0
General Manager        1999     85,625     1,317          0              0


The officers and directors are under no formal compensation agreements.

During 2001, there were no options outstanding under the Company's Stock Option Plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of February 28, 2002, information with respect to the beneficial ownership of common stock of the Company by each person who is known by the Company to have owned beneficially more than 5% of the Company's common stock, by each of its officers and directors, and by its officers and directors as a group:

                                                                      Percent
Name and Address                        Shares Owned                  Of Class
----------------                        ------------                  --------

Alan W. White                             551,400                      17.76%
3025 196th Ave. Ct. E
Sumner, WA  98390

Rolynn G. Mercer                          520,667 (1)                  16.77%
14409 - 151 Pl. SE
Renton, WA  98056

Roy B. Thompson                           513,000 (2)                  16.52%
3901 NE 22
Renton, WA  98056

Gary B. Palmer                            264,833                       8.53%
285 Mt. Rainier Pl.
Issaquah, WA  98027

Edwin P. Beierlorzer                      256,500                       8.26%
4714 - 161 Ave. SE
Bellevue, WA  98006

Rufus M. Sprague                           63,200                       2.04%
417 Milwaukee Blvd. N.
Pacific, WA  98047

Gerald C. Knutzen                            -0-                          *
222 S. W. 292nd Street
Federal Way, WA 98023

Patrick F. Dunn                              -0-                          *
9768 Waters Ave. S
Seattle, WA  98118

Craig L. Mathison                            -0-                          *
9553 49th Ave. N.E.
Seattle, WA  98115

All Directors and Officers
 as a Group (9 persons)                 2,169,600                      79.99%

*  Less than 1%

(1)      Includes 73,894 shares owned by Mr. Mercer's wife.

(2)      Includes 54,605 shares owned by Mr. Thompson's wife.

Except as noted, each person named in the table is believed to have sole voting and investment power over the shares owned.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No officer, director, nominee or associate of any officer, director, or nominee was indebted to the Company in an amount in excess of $60,000 at any time during the fiscal year ended December 31, 2001.

R. M. Sprague, a director of the Company and owner of Sprague Metal Company, has an ongoing relationship with the Company as a supplier of sheet metal products and other miscellaneous parts. This relationship is expected to continue in the future. During the fiscal year ended December 31, 2001, the Company purchased parts costing $83,622 from the Sprague Metal Company. The Company's management negotiates purchase orders and prices for the items purchased. Management believes the prices paid are competitive with other sources.

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

          (10b) being the lease for the Company's facilities between Web Press Corporation (lessee) and William J. Bennett (lessor) dated October 16, 1987.

          (10c) being the Business Loan Agreement between Web Press Corporation and KeyBank National Association dated April 7, 1999.

          (10d) being the representation agreement between Web Press Corporation and PacSys Inc. dated August 27, 2001.

          (21)  Subsidiaries of Registrant

          (21a) Web Leader International, Inc.

(b)   Report on Form 8-K

      There have been no reports on Form 8-K filed during the three months ended December 31, 2001.


                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        WEB PRESS CORPORATION


March 20, 2002                          By: /s/ Gary B. Palmer
                                            --------------------------
                                            Gary B. Palmer
                                            President and Chairman
                                            of the Board


March 20, 2002                          By: /s/ Craig L. Mathison
                                            --------------------------
                                            Craig L. Mathison
                                            Vice President of Finance
                                            (Principal Accounting
                                            Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Gary B. Palmer                             March 20, 2002
----------------------------------
Gary B. Palmer
President and Chairman
of the Board


/s/ Edwin P. Beierlorzer                       March 20, 2002
----------------------------------
Edwin P. Beierlorzer
Vice President of Engineering
and Director


/s/ Rolynn G. Mercer                           March 20, 2002
----------------------------------
Rolynn G. Mercer
Vice President of Manufacturing
and Director


/s/ Roy B. Thompson                            March 20, 2002
----------------------------------
Roy B. Thompson
Vice President of Technical Services
and Director


/s/Alan W. White                               March 20, 2002
----------------------------------
Alan W. White
Vice President of Purchasing
and Director


/s/ Rufus M. Sprague                           March 20, 2002
----------------------------------
Rufus M. Sprague
Director


/s/ Patrick F. Dunn                            March 20, 2002
----------------------------------
Patrick F. Dunn
Director


/s/ Gerald C. Knutzen                          March 20, 2002
----------------------------------
Gerald C. Knutzen
Director

                              WEB PRESS CORPORATION
                                   FORM 10-KSB
                           ITEMS 7, 13(a) (1) AND (2)
                          INDEX OF FINANCIAL STATEMENTS


     The following financial statements of the registrant and its subsidiary required to be included in Item 7 are listed below:

                                                             Page
                                                             ----

Consolidated Financial Statements:
  Report of Independent Certified Public
    Accountants...........................................    25
  Balance Sheet as of December 31, 2001...................    27
  Statements of Operations for each of the two
    years ended December 31, 2001.........................    29
  Statements of Stockholders' Equity for each of
    the two years ended December 31, 2001.................    29
  Statements of Cash Flows for each of the two
    years ended December 31, 2001.........................    31
  Notes to Consolidated Financial Statements..............    33

               Report of Independent Certified Public Accountants
               --------------------------------------------------





Board of Directors and Stockholders
Web Press Corporation
Kent, Washington


We have audited the accompanying consolidated balance sheet of Web Press Corporation (a Washington corporation) and Subsidiary as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Web Press Corporation and Subsidiary as of December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 of the financial statements, the Company has suffered a significant loss from operations and the Company's bank has accelerated the indebtedness due and owing the bank on June 1, 2003, and demanded payment. These factors, among others, as discussed in note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Grant Thornton LLP

Seattle, Washington
March 7, 2002

                              WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


ASSETS                                          December 31, 2001
                                                -----------------

Current Assets:
Cash ...........................................    $   --
Accounts receivable, less allowance for
  doubtful accounts of $36 (Note 4) ............     1,149
Inventories (Notes 3 and 4) ....................     3,821
Deferred tax assets (Note 5) ...................       308
Refundable income taxes (Note 5) ...............       137
Deposits .......................................        57
Prepaid expenses ...............................        58
                                                    ------

Total Current Assets ...........................     5,530

Machinery and Leasehold Improvements,
   at cost (Notes 3 and 4):
 Machinery and equipment .......................     3,611
 Leasehold improvements ........................       230
                                                    ------
                                                     3,841

 Less accumulated depreciation
  and amortization .............................     3,105
                                                    ------

Machinery and Leasehold Improvements (Net) .....       736
                                                    ------

Total Assets ...................................    $6,266
                                                    ======



The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


LIABILITIES AND STOCKHOLDERS'                December 31, 2001
                                             -----------------
EQUITY

Current Liabilities:
Accounts payable ...........................    $   351
Customer deposits ..........................        105
Accrued expenses ...........................        618
Current portion of long-term debt (Note 4) .      2,258
                                                -------

Total Current Liabilities ..................      3,332

Long-Term Debt, less current
  portion (Note 4) .........................        202

Deferred tax liabilities (Note 5) ..........        449

Commitments (Note 7)                                 --

Stockholders' Equity (Note 6):
     Common stock, par value $.025
     per share:
       Authorized, 4,000,000 shares
       Issued, 3,436,513 shares ............         86
     Paid-in capital .......................        320
     Retained earnings .....................      1,974
                                                -------
                                                  2,380

     Treasury stock, 331,100 shares
       at cost .............................        (97)
                                                -------

Total Stockholders' Equity .................      2,283
                                                -------

Total Liabilities and Stockholders' Equity .    $ 6,266
                                                =======


The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands Except Per Share Data)


                                       Year Ended December 31,
                                       -----------------------
                                          2001         2000
                                          ----         ----
Sales (Note 8) .....................    $  6,319     $ 10,717
Cost of sales ......................       5,816        8,225
                                        --------     --------
                                             503        2,492

Selling, general and
  administrative expenses (Note 7) .       1,580        1,916
                                        --------     --------
                                          (1,077)         576

Other income .......................           3            7
Interest expense ...................        (248)        (241)
                                        --------     --------
                                            (245)        (234)
                                        --------     --------
Earnings (loss) before taxes .......      (1,322)         342

Taxes (benefit) on earnings (loss)
  (Note 5) .........................        (443)         107
                                        --------     --------

Net earnings (loss) ................    $  (879)  $       235
                                        ========     ========

Basic and diluted earnings (loss)
  per share ........................    $   (.28)    $    .08
                                        ========     ========


The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)


                                         Common Stock
                                         ------------              Treasury         Paid-in         Retained
                                   Shares           Amount           Stock          Capital         Earnings
                                   ------           ------           -----          -------         --------
Balance, January 1, 2000         3,436,513       $       86       $      (97)      $      320      $    2,618

Net earnings for the year                                                                                 235
                                ----------       ----------       ----------       ----------      ----------

Balance, December 31, 2000       3,436,513               86              (97)             320           2,853

Net loss for the year                                                                                    (879)
                                ----------       ----------       ----------       ----------      ----------

Balance, December 31, 2001       3,436,513       $       86       $      (97)      $      320      $    1,974
                                ==========       ==========       ==========       ==========      ==========


The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                     Year Ended December 31,
                                                                     -----------------------

                                                                        2001        2000
                                                                        ----        ----

Cash flows from operating activities:
  Net earnings (loss) ...........................................     $  (879)     $   235
  Adjustments to reconcile net
   earnings (loss) to net cash
   provided (used) by operating
   activities:
     Depreciation and amortization ..............................         150          156
     Provision for losses on accounts
       receivable ...............................................        (110)          28
     Inventory valuation reserve ................................          46            8
     Deferred taxes .............................................        (282)         103
     Gain from retirement of
       plant assets .............................................          --           (1)

  Increase (Decrease) in cash from changes in operating accounts:
     Accounts receivable ........................................         205        1,478
     Refundable income taxes ....................................         (88)          16
     Inventory ..................................................         716         (328)
     Deposits ...................................................         (24)         102
     Prepaid expenses ...........................................         (11)          (3)
     Accounts payable ...........................................        (118)        (206)
     Customer deposits ..........................................          33         (128)
     Accrued expenses ...........................................        (254)      (1,182)
     Income taxes payable .......................................          --         (135)
                                                                      -------      -------


     Total adjustments ..........................................         263          (92)
                                                                      -------      -------

  Net cash provided (used) by operating
    activities ..................................................        (616)         143

Cash flows from investing activities:
  Capital expenditures ..........................................         (42)         (76)
  Proceeds from retirement of plant
    assets ......................................................          --            1
                                                                      -------      -------

     Net cash used in investing activities ......................         (42)         (75)

(Continued on following page)

(Continued from previous page)

Cash Flows from financing activities:
     Proceeds from issuance of
        long-term debt ..............................        24        160
     Payments on long-term debt .....................       (45)       (38)
     Net borrowings (payments) on short-
        term line of credit .........................        --       (172)
     Net borrowings (payments) on
       long-term line of credit .....................       679        (18)
                                                          -----      -----

     Net cash provided (used) by
       financing activities .........................       658        (68)
                                                          -----      -----

Net increase (decrease) of period ...................        --         --

Cash at beginning of period .........................        --         --
                                                          -----      -----

Cash at end of period ...............................     $  --      $  --
                                                          =====      =====

Supplemental disclosures of cash flow information:

Cash was paid during the year for:

     Interest .......................................     $ 240      $ 289
     Taxes ..........................................         1        171

Non-cash investing and financing activities:

     Inventory transferred to (from) leased equipment       (52)        52


The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        TWO YEARS ENDED DECEMBER 31, 2001


Note 1 - Nature of the Company's Business:

     The Company manufactures web-fed offset printing presses. It has two product lines, the Web Leader and the Atlas. The primary difference between the Web Leader and the Atlas is that the Atlas is twenty percent faster and is manufactured in three different broadsheet newspaper page lengths. The Company's presses are designed to print on absorbent paper such as newsprint. Among the products produced by the presses are newspapers (both broadsheet and tabloid sizes), shoppers, advertising inserts, and paperback books. Each press is composed of standard modules to unwind, print, cut-off and fold the roll of paper into a finished product. The equipment is arranged to meet the particular printer's requirements for the number of pages, color, and size of products.

     The Company markets its presses worldwide. Company employed sales representatives sell the Company's presses in the United States and Canada. Foreign sales are made through independent agents in Central and South America, Asia, Europe, and the Middle East. Sales are based on a combination of price, service, quality, and the versatility of the equipment.

Note 2 - Uncertainties:

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $879 thousand in 2001. Due to the Company's losses during 2001, on December 21, 2001, the bank accelerated the indebtedness due and owing the bank on June 1, 2003, demanding payment in full by or before January 7, 2002. The Company notified the bank that it was unable to repay the loan by that date. There has been no further action by the bank.

     The bank has not exercised any other remedies available to it in the loan agreement and continues to honor its obligations to the Company. The Company has contacted several other commercial banks and lenders about its financing needs.

     The Company's backlog of firm orders at any point in time is not sufficient to meet a full year's operating needs. It is management's belief that sufficient orders will continue to be re-ceived from domestic and foreign markets, along with additional financing, to meet liquidity requirements in the upcoming year.

     The Company is attempting to cure the loan covenant violation of the bank loan agreement. If it is unable to do so, it will attempt to restructure its debt facility with the bank, converting part of the loan to long-term debt. Concurrently, the Company is discussing with other banks and commercial lenders refinancing its debt. The Company believes it will be able to obtain new financing if it operates profitably during the first six months of 2002; however, there can be no assurance that this will occur. Likewise, new financing may not be available in a sufficient amount or on acceptable terms even if the Company operates profitably in the first six months of 2002.

     The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Summary of Significant Accounting Policies:

Principles of consolidation
---------------------------

         The accompanying consolidated financial statements include the accounts of Web Press Corporation and Web Leader International, Inc., its wholly-owned Domestic International Sales Corporation (DISC). All significant inter-company accounts and transactions have been eliminated in consolidation.

Inventories
-----------

         Raw materials, work-in-progress and finished goods are stated at the lower of average cost or market. Used presses and other related press equipment are stated at the lower of cost(specific identification basis) or market. Inventory costs include material, labor, and manufacturing overhead. Inventories were classified as follows at December 31, 2001:

                                          (Dollars in Thousands)

         Raw materials and parts
         (including subassemblies)........      $1,475
         Work-in-progress.................       1,233
         Finished goods...................         665
         Used equipment...................         448
                                                ------
                                                $3,821
                                                ======

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

Research and development costs
------------------------------

     Research and development costs are expensed as incurred. Total research and development costs charged to operations during the years ended December 31, 2001 and 2000 were $383 thousand and $477 thousand, respectively.

Advertising
-----------

     Advertisements placed primarily in periodical printing-trade magazines and newspapers and direct-response mail campaigns followed by phone calls are used to promote the Company's printing presses. Advertising costs are expensed in the period the advertising initially takes place. Total advertising costs charged to operations during the years ended December 31, 2001 and 2000 were $190 thousand and $156 thousand, respectively. In 2001, advertising cost include $9 thousand for a direct-response mail campaign.

Revenue recognition
-------------------

     Revenue from sales of manufactured products under firm contracts is recognized generally at the time the equipment is available for shipment. All freight and installation costs are accrued at the time revenue is recognized. Estimated costs related to product warranties are accrued at the time of sale. Proceeds received on contracts prior to recognition as a sale are recorded as deposits.

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

Recently issued accounting standards
------------------------------------

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141 Business Combinations. SFAS 141 applies to all business combinations initiated after September 30, 2001. The statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The adoption of SFAS 141 did not have an impact on the Company's financial statements.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS 143 are required to be applied starting with fiscal years beginning after December 15, 2001, with earlier application permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. The statement is required to be applied at the beginning of the entity's 2002 fiscal year and will be applied to all goodwill and other intangible assets recognized in the Company's financial statements. The Company is currently evaluating the potential affect of the initial application of SFAS 142, if any.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and Accounting Principles Board (APB) Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary,

Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluation the potential effect of the initial application of SFAS 144 on its financial statements, if any.

Note 4 - Financing:

     The Company has a revolving line of credit with a commercial bank for borrowing up to $3 million. Borrowings against this line were $2.208 million on December 31, 2001. The loan originally matured on June 1, 2003; however, borrowings as of December 31, 2001 are included within the current portion of debt on the balance sheet because the Company is in violation of a loan covenant of the business loan agreement with the bank that requires the Company to maintain earnings before interest, taxes, and depreciation and amortization divided by interest expense of at least 2:1. The interest rate charged is the bank's prime rate, plus a 3 percent loan covenant violation penalty. The rate was 7.75 percent on December 31, 2001. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.

     The Company first breached the bank loan covenant on March 31, 2001. On September 18, 2001, the bank notified the Company that because the Company continued to be in default of the covenant and . . ."Based on Web's lack of performance (in 2001) and its financial condition, KeyBank has elected to sever its financial relationship with Web." On December 21, 2001, KeyBank accelerated the indebtedness due and owing the bank on June 1, 2003, and demanded payment in full by or before January 7, 2002. The Company notified the bank that it was unable to repay the loan by that date. The bank has not exercised any of the other remedies available to it in the loan agreement.

         Long-term debt consists of the following:

                                              (Dollars in Thousands)
                                                December 31, 2001

Revolving line of credit........................     $2,208

Note payable, 9%, due in monthly
installments of $2,027 including
interest.  Final payment
due April, 2010.................................        142

(Continued of the following page)

(Continued from the previous page)

Note payable for equipment, 9.3%,
due in monthly installments of $2,198
including interest.  Final payment due
in March, 2004..................................         53

Note payable for equipment, 8.97%, due in
monthly installments of $1,124 including
interest. Final payment due in March, 2003......         33

Note payable for equipment, 9%, due in
monthly installments of $492 including
interest.  Final payment due in November,
2006............................................         24
                                                    -------
                                                      2,460

Less current portion............................      2,258
                                                    -------

                                                    $   202
                                                    =======

     Equipment with an original cost of $215 thousand is pledged as collateral under the notes payable for equipment.

     Maturities of the long-term debt for the next five years are as follows:

                                              (Dollars in Thousands)
                  2002                               $2,258
                  2003                                   54
                  2004                                   35
                  2005                                   21
                  2006                                   22
                  Thereafter                             70
                                                     ------

                                                     $2,460
                                                     ======

     The estimated fair value of long-term debt approximates carrying value at December 31, 2001, based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

Note 5 - Income Taxes:

     The taxes (benefit) on earnings (loss) consist of the following:

                                     (Dollars in Thousands)
                                     Year Ended December 31,
                                     -----------------------
                                      2001          2000
                                      ----          ----

Current tax expense(benefit)         $(160)        $  26
Deferred taxes                        (283)           81
                                     -----         -----

                                     $(443)        $ 107
                                     =====         =====

     The taxes (benefit) on earnings (loss) differ from the federal statutory rate as follows:

                                     (Dollars in Thousands)
                                     Year Ended December 31,
                                     -----------------------
                                      2001          2000
                                      ----          ----
Taxes (benefit) at statutory rate    $(450)        $ 117
Permanent difference                     4             5
Other                                    3           (15)
                                     -----         -----

                                     $(443)        $ 107
                                     =====         =====

     The components of deferred taxes included in the balance sheet as of December 31, 2001, are as follows:

                                              (Dollars in Thousands)
                                              ----------------------

Current deferred tax Assets:
  NOL tax carry-forward...........                   $ 98
  Inventory valuation reserve.....                     55
  Warranty reserve................                     33
  Allowance for doubtful accounts.                     12
  Vacation accrual................                     46
  Product liability reserve.......                     45
  263(a) costs....................                     19
                                                     ----

                                                     $308
                                                     ====

Non-current deferred tax liabilities:
  Deferred DISC income............                   $369
  Excess tax depreciation.........                     80
                                                     ----

                                                     $449
                                                     ====

     The Company has a net operating loss carry-forward of $287 thousand that expires in 2016.

Note 6 - Common Stock:

     The Company's Stock Option Plan permits issuance of stock options to key employees at prices not less than 100% of market price at the date of grant. An aggregate of 600,000 shares of common stock is reserved in connection with this Plan. As of December 31, 2001, no options have been granted under this Plan.

     On June 22, 2001, the board of directors approved, contingent upon shareholder approval, issuing options to PacSys Inc. (PacSys) that could be used to purchase up to 775,000 shares of the Company's common stock. As described in
Note 7, the Company and PacSys signed a marketing and sales representation agreement on August 27, 2001,that could result in granting stock options to PacSys if the Company achieves certain sales levels. If the options are granted and subsequently exercised, the Company's treasury stock and additional shares of the Company's common stock already authorized by the Company's articles of incorporation, would be issued to PacSys. If granted, the options must be exercised within 24 months from the date of issue. The exercise price is $.75 per share. As of December 31, 2001, the Company's sales had not reached the sales level required to grant options to PacSys, and the Company's stockholders had not approved the option agreement.

Note 7 - Commitments and contingencies:

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

     On August 27, 2001, the Company and PacSys Inc. (PacSys) signed a marketing and sales agreement authorizing PacSys to direct the Company's marketing programs, negotiate sales with domestic prospects and international agents, and supervise the Company's domestic sales force. PacSys is a marketing and sales company specializing in the graphics arts industry. PacSys receives a commission of 6.5 percent for sales of the Company's equipment and a 2 percent commissions for sales of auxiliary equipment with at least a 10 percent gross profit to certain states in the Northeast United States, plus a management fee for all sales of new and used equipment of 2 to 2.5 percent. Addi-tionally, new and used equipment sales with a gross margin of at least 30 percent receive a 25 percent bonus in the Northeast territory and 10 percent for all other sales. Both PacSys and the Company must give the other party six months written notice to terminate the agreement.

     The Company has leased a 49,000 square foot manufacturing and office facility located in Kent, Washington, since May 1988. The lease expires in November 2003, and includes a five-year renewal option. The total monthly payment is $16,155.

     Rental expense was $212 thousand in 2001 and $215 thousand in 2000.

     Remaining minimum rental commitments are as follows:

                                 (Dollars in Thousands)
           2002...............           $194
           2003...............            173
                                         ----

                                         $367
                                         ====

Note 8 - Market Segment and Concentration Information:

     Substantially all of the Company's operations relate to the manufacture and sale of printing presses and associated equipment. The Company markets its presses worldwide. International sales accounted for 30.6% of total sales in 2001 and 42.3% in 2000. The Company is not dependent on any country or region of the world for international sales and domestic sales are disseminated throughout the United States.

     Export sales of equipment by geographical area were as follows:

                                             (Dollars in Thousands)
                                             Year Ended December 31,
                                             -----------------------
                                              2001            2000
                                              ----            ----

         Europe                              $  260          $2,265
         Western Hemisphere                   1,205           1,014
         Asia                                     -             913
                                             ------          ------

                                             $1,465          $4,192
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

     In 2001, the Company had a sale to one customer that as a percentage of total consolidated sales accounted for 11.8% of total sales. During 2000, the Company did not have sales to any customer that, as a percentage of total consolidated sales, was greater than 10%.

Note 9 - Retirement Savings Plan:

     The Company has a 401(k) plan covering all employees who have completed one year of service. Plan participants self-direct their investments choosing from eleven options sponsored by Merrill Lynch. The Company matches up to 25% of the first $4,000 contributed by the employee in a year. In addition, the Company may make a discretionary matching contribution. The total amount is determined by the Company's Board of Directors and allocated to the participants based on their contributions. There were no discretionary contributions in 2001 and 2000. Fees paid the administrator, plus the Company's matching contribution, totaled approximately $22 thousand in 2001 and $33 thousand in 2000.

Note 10 - Related Party Transactions:

     A director of the Company has an ongoing relationship with the Company as a supplier of sheet metal products and other miscellaneous parts. This relationship is expected to continue in the future. During the fiscal years ended December 21, 2001 and 2000, the Company purchased parts costing approximately $84 thousand and $132 thousand, respectively.