Form 10QSB
period 2002-03-31
WEB PRESS CORP
filed 2002-05-15
CIK 105183

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ending March 31, 2002
                            --------------

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

All reports during the preceding 12 months have been filed.
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate issuers): Common Stock, $.025 par value per share; 3,105,413 shares outstanding as of May 10, 2002.

                       Page 1 of 16 pages in this document

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

The information furnished reflects all adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim period.

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

                                     PART I

                              FINANCIAL INFORMATION

                              WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


ASSETS                                              March 31, 2002
                                                    --------------

Current Assets:
  Cash and cash equivalents ...........................   $  188
    Accounts receivable, less
 allowance for doubtful
     accounts of $42 ..................................      396
  Inventories .........................................    4,156
  Deferred tax assets .................................      210
  Refundable income taxes .............................      137
  Deposits ............................................       80
  Prepaid expenses ....................................       36
                                                          ------

  Total Current Assets ................................    5,203

Machinery and Leasehold Improvements, at cost:
  Machinery and equipment .............................    3,626
  Leasehold improvements ..............................      230
                                                          ------
                                                           3,856
Less accumulated depreciation
   and amortization ...................................    3,142
                                                          ------

Machinery and Leasehold
  Improvements (Net) ..................................      714
                                                          ------

Total Assets ..........................................   $5,917
                                                          ======


The above figures are unaudited. The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY                    March 31, 2002
                                                        --------------

Current Liabilities:
     Accounts payable .................................     $   540
     Customer deposits ................................          75
     Accrued expenses .................................         574
     Current portion of long-term debt ................       2,428
                                                            -------

Total Current Liabilities .............................       3,617

Long-Term Debt, less current portion ..................         189

Deferred Tax Liabilities ..............................         210

Commitments

Stockholders' Equity:
     Common stock, par value $.025 per share:
      Authorized, 4,000,000 shares
      Issued, 3,436,513 shares ........................          86
     Paid-in capital ..................................         320
     Retained earnings ................................       1,592
                                                            -------

                                                              1,998

     Treasury stock, 331,100 shares at cost ...........         (97)
                                                            -------

Total Stockholders' Equity ............................       1,901
                                                            -------

Total Liabilities and
 Stockholders' Equity .................................     $ 5,917
                                                            =======


The above figures are unaudited. The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                      Consolidated Statements of Operations

                      For the three months ended March 31,
                (Dollars in Thousands Except Earnings Per Share)


                                              2002             2001
                                            -------          -------
Sales ...................................   $ 1,134          $   853

Cost of sales ...........................     1,208            1,085
                                            -------          -------
                                                (74)            (232)
Selling, general and
  administrative expenses ...............       391              393
                                            -------          -------
                                               (465)            (625)

Other Income ............................         6                2
Interest expense ........................       (64)             (60)
                                            -------          -------
                                                (58)             (58)
                                            -------          -------
Earnings (loss) before taxes
  (benefit) .............................      (523)            (683)

Taxes (benefit) on earnings
  (loss) ................................      (141)            (232)
                                            -------          -------

Net earnings (loss) .....................   $  (382)         $  (451)
                                            =======          =======

Basic and diluted earnings
  (loss) per share ......................   $  (.12)         $  (.15)
                                            =======          =======


The above figures are unaudited. The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the three months ended March 31,
                             (Dollars in Thousands)

                                                                        2002       2001
                                                                      -------    -------
Cash flows from operating activities:
    Net earnings (loss) ...........................................   $  (382)   $  (451)
  Adjustments to reconcile net                                        -------    -------
  earnings (loss) to net cash provided
  (used) by operating activities:
    Depreciation and amortization .................................        37         38
    Inventory valuation reserve ...................................        13         27
    Provision for losses on accounts
      receivable ..................................................         5          5
    Deferred taxes ................................................      (141)      (232)

    Increase (Decrease) in cash from changes in operating accounts:

          Accounts receivable .....................................       748        647
          Inventory ...............................................      (348)      (617)
          Deposits ................................................       (23)       (22)
          Prepaid expenses ........................................        22         22
          Accounts Payable ........................................       189       (100)
          Customer deposits .......................................       (30)       (19)
          Accrued expenses ........................................       (44)      (305)
                                                                      -------    -------

          Total adjustments .......................................       428       (556)
                                                                      -------    -------
  Net cash provided (used) by
    Operating activities ..........................................        46     (1,007)

Cash flows from investing activities:
  Capital expenditures ............................................       (15)        (8)
                                                                      -------    -------

Net cash used by investing activities .............................       (15)        (8)


(Continued on following page)


(Continued from previous page)

Cash Flows from financing activities:

  Payments on long-term debt ......................................       (13)       (11)

  Net borrowings under
    line of credit ................................................       170      1,026
                                                                      -------    -------
  Net cash provided by financing
    activities ....................................................       157      1,015
                                                                      -------    -------

Net increase in cash and cash
  equivalents .....................................................       188         --

Cash and cash equivalents
  at beginning of period ..........................................        --         --
                                                                      -------    -------

Cash and cash equivalents
  at end of period ................................................   $   188    $    --
                                                                      -------    -------

Supplemental disclosures of cash flow information:

  Cash was paid during the period for:

  Interest ........................................................   $    51    $    51


Non-cash investing and financing activities:

     Inventory transferred to
      leased equipment ............................................                    4

The above figures are unaudited. The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

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

Inventories were classified as follows:

                              (Dollars in Thousands)
                                 March 31, 2002
                                 --------------

     Raw materials and parts
     (including subassemblies).....    $1,798
     Work-in-progress..............     1,282
     Finished goods................       597
     Used equipment................       479
                                       ------

                                       $4,156
                                       ======

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

Income taxes
------------

Income taxes are provided on income for financial reporting purposes without regard to the period in which such taxes are payable. Deferred taxes are provided for all significant items which are reported for tax purposes in different periods than the consolidated statements of earnings. Investment tax credits are recorded as a reduction of federal income taxes in the year available. When the Company's utilization of deferred tax assets is dependent upon future profits, which are not reasonable assured, a valuation allowance for deferred tax assets is provided.

Earnings per share
------------------

Earnings per share-basic and diluted were calculated based on the weighted average number of shares outstanding. The weighted average-basic and diluted number of shares outstanding were 3,105,413 in 2002 and 2001.

Note 2 - Uncertainties:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the Form 10-KSB for December 31, 2001, and in the accompanying financial statements, the Company incurred a net loss of $879 thousand in 2001, and had a net loss of $382 thousand in the first quarter of 2002. Due to the Company's losses during 2001, on December 21, 2001, the bank accelerated the indebtedness due and owing the bank on June 1, 2003, demanding payment in full by or before January 7, 2002. The Company notified the bank that it was unable to repay the loan by that date. There has been no further action by the bank.

The bank has not exercised any other remedies available to it in the loan agreement and continues to honor its obligations to the Company. The Company has contacted several other commercial banks and lenders about its financing needs.

The Company's backlog of firm orders at any point in time is not sufficient to meet a full year's operating needs. It is management's belief that sufficient orders will continue to be received from domestic and foreign markets, along with additional financing, to meet liquidity requirements in the upcoming year.

The Company is attempting to cure the loan covenant violation of the bank loan agreement. The Company and the bank are also presently discussing modifications to the existing loan agreement that would cure the covenant violation, extend the due date for the loan, provide the Company with adequate working capital, and require the Company to reduce its indebtedness to the bank over time by lowering the ceiling for the line of credit by specific amounts on designated dates in the future. The Company believes that a new agreement can be reached with the bank. If the Company is unable to finalize a new agreement with the bank, it will resume discussions with other banks and commercial lenders.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Financing:

The Company has a revolving line of credit with a commercial bank for borrowing up to $3 million. Borrowings against this line were $2.377 million on March 31, 2002. The loan originally matured on June 1, 2003; however, borrowings as of March 31, 2002 are included within the current portion of debt on the balance sheet because the Company is in violation of a loan covenant of the business loan agreement with the bank that requires the Company to maintain earnings before interest, taxes, and depreciation and amortization divided by interest expense of at least 2:1. The interest rate charged is the bank's prime rate, plus a 3 percent loan covenant violation penalty. The rate was 7.75 percent on March 31, 2002. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.

Long-term debt consists of the following:

                                        (Dollars in Thousands)
                                            March 31, 2002
                                            --------------

Revolving line of credit                        $2,377

Note payable, 9% due in monthly
installments of $2,027 including
interest.  Final payment
due April, 2010...........................         139

Note payable for equipment, 9.3%, due
in monthly installments of $2,198
including interest.  Final payment due
in March, 2004............................          48

Note payable for equipment, 8.97%, due in
monthly installments of $1,124 including
interest.  Final payment due
in March, 2003............................          30

Note payable for equipment, 9%, due in
monthly installments of $492 including
interest.  Final payment due in November
2006......................................          23
                                                ------
                                                 2,617

Less current portion......................       2,428
                                                ------

                                                $  189
                                                ======

Equipment with an original cost of $215 thousand is pledged as collateral under the notes payable for equipment.

Note 3 - Common Stock:

         The Company's Stock Option Plan permits issuance of stock options to key employees at prices not less than 100% of market price at the date of grant. An aggregate of 600,000 shares of common stock is reserved in connection with this Plan. As of March 31, 2002, no options have been granted under this Plan.

     On June 22, 2001, the board of directors approved, contingent upon shareholder approval, issuing options to PacSys Inc. (PacSys) that could be used to purchase up to 775,000 shares of the Company's common stock. The Company and PacSys signed a marketing and sales representation agreement on August 27, 2001, that could result in granting stock options to PacSys if the Company achieves certain sales levels. If the options are granted and subsequently exercised, the Company's treasury stock and additional shares of the Company's common stock already authorized by the Company's articles of incorporation, would be issued to PacSys. If granted, the options must be exercised within 24 months from the date of issue. The exercise price is $.75 per share. As of March 31, 2002, the Company's sales had not reached the sales level required to grant options to PacSys, and the Company's stockholders had not approved the option agreement.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATING RESULTS

Sales in the first quarter of both 2002 and 2001 were well below normal levels for the Company due to the economic recession. Lower advertising revenues and higher newsprint costs for newspapers and commercial printers during the past 18 months have caused their profits to decline substantially. As a direct result of this, the Company's sales of printing equipment during the last 18 months have been well below normal levels. The table below compares domestic, international and total sales by category for the first quarter of 2002 with the first quarter of 2001:

                                  (Dollars in Thousands)
                       Domestic        International           Total
                    2002     2001      2002      2001      2002     2001
                    ----     ----      ----      ----      ----     ----
New equipment      $  589   $  322    $    -    $   55    $  589   $  377
Used equipment        237       69         -        39       237      108
Parts & service       223      262        85       106       308      368
                   ------   ------    ------    ------    ------   ------

Total sales        $1,049   $  653    $   85    $  200    $1,134   $  853
                   ======   ======    ======    ======    ======   ======

Total sales for the first quarter of 2002 were $1.134 million, an increase of
32.9 percent from total sales of $853 thousand in the first quarter of 2001. Both new and used equipment sales increased in 2002 from 2001. Parts sales declined slightly in 2002 from 2001. Due to the uneasiness that exists within the industry due to the significant decline in advertising revenue, sales for the remainder of 2002 will likely be below normal levels, too. However, on a quarter-by-quarter basis, the Company expects sales in 2002 to exceed 2001. The Company expects newspapers to resume capital expenditures for printing presses when their advertising revenues increase, most likely at the end of this year.

Cost of sales, as a percentage of sales, was 106.6 percent in the first quarter 2002. In 2001, it was 127.2 percent. In 2002, the percentage would have been 97.7 percent if the Company had not expensed and additional $100,000 to increase the warranty reserve to cover the cost of retrofitting certain equipment. The Company has also compromised selling prices on new equipment sales in both 2002 and 2001 to generate cash flow, resulting in lower than normal profit margins. The profit margin on parts sales was essentially the same in both 2001 and 2000. Research and development costs were $117 thousand in 2002 and $98 thousand in 2001. The Company charged $13 thousand and $27 thousand to expense in 2002 and 2001, respectively, for inventory valuation adjustments.

In the fourth quarter of 2001, the Company decided to increase the number of different parts it is having manufactured in China and India. The first units manufactured using these lower cost parts will ship in the second quarter of 2002. The outsourcing of manufacturing of more parts will result in higher profit margins in the future.

Selling, general and administrative expenses in the first quarter were $391 thousand 2002 and $393 thousand in 2001. Selling expenses increased $14 thousand to $245 thousand in the first quarter of 2002 compared with the first quarter of 2001. Most of the increase was for sales management fees. Promotional expenses were $76 thousand in 2002, and $79 thousand in 2001. General and administrative expenses decreased $16 thousand to $145 thousand in the first quarter of 2002, compared with $160 thousand in 2001. The decrease was primarily the result of lower payroll costs. Other expenses did not change significantly.

Interest expense was $64 thousand in the first quarter of 2002, an increase of $4 thousand from $60 thousand in the first quarter of 2001. The average interest rate on the Company's revolving line of credit from the bank was 7.75 percent in 2002 and 8.6 percent in 2001. Average borrowings against the Company's revolving line of credit with the bank in 2002 was $2.365 million in the first quarter compared with $2.033 million for the same period in 2001.

The Company had a net loss of $382 thousand in the first quarter 2002 due to the significant drop in sales compared with historic levels. In the first quarter of 2001, the Company had a net loss of $451 thousand.

The Company responded to the economic slowdown in late 2000 by cutting back production and reducing the size of its labor force. Additional reductions were made in early 2001. The Company has continued to operate at reduced levels and expects to do so until the fourth quarter of 2002. The Company believes that more normal market conditions will not return until 2003. The marketing program that began in the third quarter of 2001 has significantly increased the number of active prospects the Company is presently working with. The Company has sold complete press-lines to two customers in 2002, is working with several other prospects for press-lines, and presently has pending projects for the Quad-Stack perfector from a growing number of users of competitive manufacturers' equipment.

The Company's operating results for the first quarter of 2002 are not necessarily indicative of results to be expected for the full year, particularly because of the high value of each order for the Company's equipment and their irregular timing.

LIQUIDITY

Net working capital was $1.586 million and the current ratio was 1.4:1 on March 31, 2002. Net cash provided by operating activities was $46 thousand in the first quarter of 2002. Changes in working capital components from December 31, 2001, include a decrease in accounts receivable of $748 thousand; an increase in inventory of $348 thousand; and an increase in accounts payable of $189 thousand.

On March 31, 2002, raw materials and parts inventories had increased $323 thousand; work-in-progress had increased $49 thousand; finished goods had decreased $68 thousand; and used equipment had increased $31 thousand, from December 31, 2001.

Funds provided by operations are the Company's primary source of liquidity. In addition, the Company uses short-term debt from a revolving line of credit with a commercial bank to finance fluctuating working capital requirements. On March 31, 2002, the Company had additional borrowing capacity of $623 thousand from its $3 million line of credit. The line of credit had an original maturity of June 1, 2003; however, the bank, as described below, has asked the Company to repay loan.

A covenant of the business loan agreement with the bank requires the Company to maintain earnings before interest, taxes, and depreciation and amortization divided by interest expense of a least 2:1. The Company has been in violation of that covenant since March 31, 2001. On September 18, 2001, the bank notified the Company that . . . "Based on Web's lack of performance (in 2001) and its financial condition, KeyBank has elected to sever its financial relationship with Web." On December 21, 2001, KeyBank accelerated the indebtedness due and owing the bank and demanded payment in full by or before January 7, 2002. The Company notified the bank that it was unable to repay the loan by that date. The bank has not exercised the remedies available to it in the loan agreement and continues to honor its obligations to the Company, allowing the Company to operate normally. The Company has contacted several other banks about financing, but needs to operate profitably for at least two consecutive quarters before another lender might consider loaning the Company money.

The Company and KeyBank are presently discussing modifications to the existing loan agreement that would cure the covenant violation, extend the due date for the loan, provide the Company with adequate working capital, and require the Company to reduce its indebtedness to the bank over time by lowering the ceiling for the line of credit by specific amounts on designated dates in the future. The Company is optimistic that a new agreement can be reached with the KeyBank.

CAPITAL RESOURCES
-----------------

Total assets were $5.917 million on March 31, 2002, a decrease of $350 thousand from December 31, 2001. Stockholders' equity decreased $382 thousand from December 31, 2001, to $1.901 million on March 31, 2002. Long-term debt was $189 thousand.

Long-term financing in the form of secured notes is used to acquire manufacturing equipment. The Company has not incurred any new long-term debt in 2002.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

This Form 10-QSB contains forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts and anticipate results based on management's plans that are subject to uncertainty. Forward-looking statements may be identified by the use of words like "plans," "expects," "believes," "will," "anticipates," "estimates" and other works of similar meaning in conjunction with, among other things, discussions of future operations, financial performance, the Company's strategy for growth, product development, regulatory requirements, market position and expenditures.

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

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------


(b) Reports on Form 8-K -- There are no reports on Form 8-K filed for the three months ending March 31, 2002.



                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WEB PRESS CORPORATION
                                    (Registrant)


May 10, 2002                    /s/Gary B. Palmer
------------                    -----------------------------------------
Date                            Gary B. Palmer, President


May 10, 2002                    /s/Craig L. Mathison
------------                    -----------------------------------------
Date                            Craig L. Mathison
                                Vice President of Finance
                                (Principal Accounting Officer)