Form 10QSB
period 2002-06-30
WEB PRESS CORP
filed 2002-08-09
CIK 105183

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ending June 30, 2002
                          -------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
       OF THE EXCHANGE ACT

For the transition period from                to
                               --------------    --------------
Commission file number 0-7267
                       ------

                              WEB PRESS CORPORATION
 -----------------------------------------------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate issuers): Common Stock, $.025 par value per share; 3,105,413 shares outstanding as of August 9, 2002.

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

                                     PART I

                              FINANCIAL INFORMATION

                              WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


    ASSETS                                     June 30, 2002
                                               -------------

Current Assets:
    Cash ........................                    $   --
    Accounts receivable, less
      allowance for doubtful
      accounts of $33 ...........                     1,038
    Inventories .................                     3,849
    Deferred tax assets .........                       210
    Refundable income taxes .....                       137
    Deposits ....................                        79
  Prepaid expenses ..............                        82
                                                     ------

Total Current Assets ............                     5,395

Machinery and Leasehold
    Improvements, at cost:
    Machinery and equipment .....                     3,615
    Leasehold improvements ......                       230
                                                     ------
                                                      3,845

    Less accumulated depreciation
    and amortization ............                     3,157
                                                     ------

Machinery and Leasehold
    Improvements (Net) ..........                       688
                                                     ------


Total Assets ....................                    $6,083
                                                     ======


    The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                              WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY                          June 30, 2002
                                                              -------------

Current Liabilities:
     Notes payable ..........................                    $    75
     Accounts payable .......................                        613
     Customer deposits ......................                         59
     Accrued expenses .......................                        731
     Current portion of long-term debt ......                         52
                                                                 -------

Total Current Liabilities ...................                      1,530

Long-Term Debt, less current portion ........                      2,586

Deferred taxes on income ....................                        210

Stockholders' Equity:
     Common stock, par value $.025 per share:
      Authorized, 4,000,000 shares
      Issued, 3,436,513 shares ..............                         86
     Paid-in capital ........................                        320
     Retained earnings ......................                      1,448
                                                                 -------

                                                                   1,854

     Treasury stock, 331,100 shares at cost .                        (97)
                                                                 -------

Total Stockholders' Equity ..................                      1,757
                                                                 -------

Total Liabilities and
   Stockholders' Equity .....................                    $ 6,083
                                                                 =======


The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                              WEB PRESS CORPORATION

                      Consolidated Statements of Operations

                 For the three and six months ending June 30th,
                (Dollars in Thousands Except Earnings Per Share)

                                THREE MONTHS        SIX MONTHS
                                ------------        ----------
                              2002       2001      2002     2001
                              ----       ----      ----     ----

Sales....................    $2,303     $1,902    $3,437   $2,755

Cost of sales............     1,973      1,540     3,181    2,625
                             ------     ------    ------   ------
                                330        362       256      130
Selling, general and
  administrative
  expenses...............       442        469       833      862
                             ------     ------    ------   ------
                               (112)      (107)     (577)    (732)

Other income.............         1          -         7        -
Interest expense.........        33         64        97      124
                             ------     ------    ------   ------
                                (32)       (64)      (90)    (124)

Loss before
  tax benefit............      (144)      (171)     (667)    (856)

Tax benefit .............         -        (59)     (141)    (291)
                             ------     ------    ------   ------

Net basic and diluted
  loss...................    $ (144)    $ (112)   $ (526)  $ (565)
                             ======     ======    ======   ======

Basic and diluted loss
  per share..............    $ (.05)    $ (.03)   $ (.17)  $ (.18)
                             ======     ======    ======   ======


The above figures are unaudited. The accompanying notes are an integral part of these statements of operations.

                              WEB PRESS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the six months ending June 30th,
                             (Dollars in Thousands)

                                               2002           2001
                                              ------         ------
Cash flows from operating activities:
  Net earnings (loss) ................         $(526)         $(565)
  Adjustments to reconcile net
  earnings (loss) to net cash provided
  (used)by operating activities:
    Depreciation and amortization ....            74             74
     Provision for losses on accounts
      receivable .....................            (3)            11
     Deferred taxes on income ........          (141)          (291)
     Inventory valuation reserve .....            37             39
    Increase (Decrease) in cash from
    changes in operating accounts:

      Accounts receivable ............           114            821
      Inventory ......................           (65)          (178)
       Deposits ......................           (22)            (4)
      Prepaid expenses ...............           (24)           (19)
      Accounts payable ...............           262            (62)
      Customer deposits ..............           (46)            87
      Accrued expenses ...............           113           (359)
                                               -----          -----

      Total adjustments ..............           299            119
                                               -----          -----


    Net cash used by operating
      activities .....................          (227)          (446)

Cash flows from investing activities:
  Capital expenditures ...............           (27)           (17)
  Proceeds from retirement of assets .             1             --
                                               -----          -----

Net cash used by investing activities            (26)           (17)


Continued on following page
---------------------------

Continued from previous page
----------------------------


Cash flows from financing activities:
  Proceeds from issuance of short-term
    notes ........................................            75             --
  Payments on long-term debt .....................           (24)           (22)

  Net borrowings under long-term
    line of credit ...............................           202            485
                                                           -----          -----

  Net cash provided by
    financing activities .........................           253            463
                                                           -----          -----

Net increase (decrease) in cash ..................            --             --

Cash at beginning of period ......................            --             --
                                                           -----          -----

Cash at end of period ............................         $  --          $  --
                                                           =====          =====

Supplemental disclosures of cash flow information:

  Cash was paid during the year for:
  Interest .......................................         $ 114          $ 112


The above figures are unaudited. The accompanying notes are an integral part of these statements of cash flows.

                              WEB PRESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDING JUNE 30, 2002

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

Inventories were classified as follows:

                                           (Dollars in Thousands)
                                                 June 30, 2002
                                                 -------------

    Raw materials and parts
    (including subassemblies).....                   $1,727
    Work-in-progress..............                    1,042
    Finished goods................                      577
    Used equipment................                      503
                                                     ------

                                                     $3,849
                                                     ======

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

Income taxes
------------

Income taxes are provided on income for financial reporting purposes without regard to the period in which such taxes are payable. Deferred taxes are provided for all significant items which are reported for tax purposes in different periods than the consolidated statements of earnings. Investment tax credits are recorded as a reduction of Federal income taxes in the year available. When the Company's utilization of deferred tax assets is dependent upon future profits, which are not reasonably assured, a valuation allowance for deferred tax assets is provided.

Earnings per share
------------------

Earnings per share-basic and diluted were calculated based on the weighted average number of shares outstanding. The weighted average-basic and diluted number of shares outstanding were 3,105,413 in 2002 and 2001.

Note 2 - Management plans:

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

On May 17, 2002, the bank and the Company modified their existing business loan agreement. The maturity date was extended to March 1, 2004, and the bank waived the existing covenants on the loan agreement, some of which the Company was in default. The Company agreed to reduce the maximum amount of the loan to $2.8 million by

July 1, 2002, and by an additional $50 thousand on each of the following dates:
October 1, 2002; February 1, 2003; June 1, 2003; October 1, 2003; and February 1, 2004. The interest rate charged was changed to prime, plus 3 percent.

The Company's ability to meet its obligations is dependant upon its operations generating adequate cash flows during the upcoming year. The accompanying financial statements do not include any adjustments that might result if the company does not operate profitably during the coming year.

Note 3 - Financing:

The Company has a revolving line of credit with a commercial bank for borrowing up to $2.8 million. Borrowings against this line were $2.410 million on June 30, 2002. That amount is included in long-term debt on the balance sheet. The maximum amount available under the line of credit must be reduced by $50 thousand on each of the following dates: October 1, 2002, February 1, 2003; June 1, 2003; October 1, 2003; and February 1, 2004. The loan matures on March 1, 2004 The interest rate charged is the bank's prime rate, plus 3 percent. That rate was 7.75 percent on June 30, 2002. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.

Long-term debt consists of the following:

                                                  (Dollars in Thousands)
                                                      June 30, 2002
                                                      -------------


Revolving line of credit due March 1, 2004.                  $2,410

Note payable, 9%, due in monthly
installments of $2,027 including
interest.  Final payment
due in April, 2010........................                      136

Note payable for equipment, 9.3%, due
in monthly installments of $2,198
including interest.  Final payment due
in March, 2004............................                       43

Note payable for equipment, 8.97%, due in
monthly installments of $1,124 including
interest.  Final payment due
in March, 2003............................                       27

Note payable for equipment, 9%, due in
monthly installments of $492 including
interest.  Final payment due in November,
2006......................................                       22
                                                             ------
                                                              2,638

Less current portion......................                       52
                                                             ------

                                                             $2,586

Equipment with original cost of $215 thousand is pledged as collateral under the notes payable for equipment and the equipment purchase contracts.

The Company issued short-term promissory notes payable to corporate officers totaling $75 thousand in the second quarter of 2002. The interest rate was 8.5 percent. The notes were repaid in July 2002.

Note 4 - Stock Options:

The Company and PacSys Inc. have a marketing agreement that could result in the Company granting options to PacSys to purchase up to 775,000 shares of the Company's stock if the Company achieves certain sales levels. If the options are granted and subsequently exercised, the Company's treasury stock and additional shares of the Company's common stock already authorized by the Company's articles of incorporation, would be issued to PacSys. If granted, the options must be exercised within 24 months from the date of issue. The exercise prices is $.75 per share. As of June 30, 2002, the Company's sales had not reached the sales level required to grant options to PacSys.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS
-----------------

Sales for the first six months of 2002 and 2001 were well below normal levels for the Company due to the economic recession. Lower advertising revenues and higher newsprint costs for newspapers and commercial printers during the past 21 months have caused their profits to decline substantially. As a direct result of this, the Company's sales of printing equipment during the last 21 months have been below normal levels.

Nevertheless, the new marketing programs the Company has implemented during the past 12 months have resulted in sales the Company likely would not have received during this difficult time. In 2002, we believe the Company's share of the four-page market has increased relative to our competitions' share when compared with the corresponding market shares for the same period in 2001. The theme for the marketing program during this period has stressed the superior four-color print quality of the Quad-Stack perfector and the Company's ability to install the Quad-Stack into competitive manufacturers' press-lines. Sixty-six percent of new equipment sales in 2002 where Quad-Stack perfectors that were installed into competitive manufacturers' press lines.

Total sales were $3.437 million for the first six months of 2002, a 24.8 percent increase from 2001 sales of $2.755 million in the first six months. New equipment sales increased 39.3 percent to $2.132 million in the first six months of 2002, compared with $1.530 million in first six month of 2001. The table below compares domestic, international and total sales by category for the first six months of 2002 with the corresponding period in 2001.

                                 (Dollars in Thousands)
                        Domestic     International         Total
                      2002    2001    2002    2001     2002    2001
                      ----    ----    ----    ----     ----    ----
New equipment        $1,760  $  909   $372    $621    $2,132  $1,530
Used equipment          677     383      -      39       677     422
Parts & service         445     495    183     308       628     803
                     ------  ------   ----    ----    ------  ------

Total sales          $2,882  $1,787   $555    $968    $3,437  $2,755
                     ======  ======   ====    ====    ======  ======

Cost of sales, as a percentage of sales, was 85.7 percent in the second quarter and 92.6 percent for the first six months of 2002. In 2001, it was 81.0 percent in the second quarter and 95.3 percent for the six-month period. The gross profit on new equipment sales was $482 thousand in 2002 compared with $295 thousand in 2001. The gross profit from parts sales was $300 thousand in 2002 and $468 thousand 2001. The contribution from used equipment sales was $138 thousand in 2002 and $5 thousand in 2001. In 2002, cost of sales includes approximately $174 thousand in research and development costs for the new higher-speed folder the company is developing. There were no similar costs in 2001.

Selling, general and administrative expenses for the second quarter of 2002 were
4.9 percent lower than they were for the same period in 2001. For the six-month period, they decreased 2.9 percent in 2002 from 2001. Selling expenses decreased $7 thousand in the first six months of 2002 compared with 2001. Advertising and promotional expenses were $119 thousand in 2002 compared with $211 thousand in 2001, a saving of $92 thousand. Most of the savings were spent for additional sales and marketing personnel. Payroll expenses for the sales department increased to $307 thousand in 2002 from $248 thousand in 2001. Travel expenses were $48 thousand in 2002 and $32 thousand in 2001. General and administrative expenses decrease 5.4 percent to $309 thousand in 2002. In 2001, general and administrative expenses were $327 thousand.

Interest expense was $33 thousand in the second quarter and $97 thousand for the first six months of 2002, compared with $64 thousand and $124 thousand for the respective periods in 2001. In the second quarter of 2002, interest expense was reduced by $20 thousand for the Company's Domestic International Sales Corporation, when the Company revised its estimate for accrued interest. The average interest rate on the Company's revolving lines of credit from the bank was 7.75 percent in both the second quarter and for the first six months of 2002, compared with 7.43 percent in the second quarter and 8.03 percent for the first six months of 2001. Average borrowings from the Company's revolving lines of credit with the bank in 2002 were $2.595 million in the second quarter and $2.495 million for the first six months, compared with $2.564 million and $2.262 million for the corresponding periods in 2001.

The net loss in the second quarter was $144 thousand in 2002, compared with a net loss of $112 thousand in 2001. The Company was unable to recognize any tax benefit from its loss in the second quarter of 2002. In 2001, the Company recognized a tax benefit of $59 thousand in the second quarter. For the six-month period, the net loss was $526 thousand in 2002 and $565 thousand in 2001.

The Company responded to the economic slowdown in late 2000 by cutting back production and reducing the size of its labor force. Additional reductions were made in early 2001. The Company has continued to operate at reduced levels and expects to do so until the fourth quarter of 2002. The Company believes that more normal market conditions will not return until 2003. The marketing programs that began in the third quarter of 2001 have significantly increased the number of active prospects the Company is presently working with.

The Company's operating results for the first six months of 2002 are not necessarily indicative of the results to be expected for the full year, particularly because of the high value of each order for the Company's equipment and their irregular timing. The Company expects sales in the second half of 2002 to exceed 2001 sales for the same period. Likewise, the Company expects to operate profitably in the second half of 2002. However, it is still too early to determine if the Company will operate profitability for the entire year.

LIQUIDITY
---------

Net working capital was $3.865 million and the current ratio was 3.5:1 on June 30, 2002. Net cash used by operating activities was $227 thousand for the first six months of 2002. Changes in working capital components from December 31, 2001 include a decrease in accounts receivable of $114 thousand; and increase in inventory of $65 thousand; an increase in accounts payable of $262 thousand; and an increase in accrued expenses of $113 thousand.

On June 30, 2002, raw materials and parts inventories had increased by $252 thousand; work-in-progress had decreased by $191 thousand; finished goods had decreased by $88 thousand; and used equipment had increased by $55 thousand, from December 31, 2001.

Funds provided by operations are the Company's primary source of liquidity. In addition, the Company uses long-term debt from a revolving line of credit with a commercial bank to finance fluctuating working capital requirements. On June 30, 2002, the company had additional borrowing capacity of $390 thousand from its $2.8 million line of credit.

On May 17, 2002, the bank and the Company modified their existing business loan agreement. The maturity date was extended to March 1, 2004, and the bank waived the existing covenants on the loan agreement, some of which the Company was in default. The Company agreed to reduce the maximum amount of the loan to $2.8 million by July 1, 2002, and by an additional $50 thousand on each of the following dates: October 1, 2002; February 1, 2003; June 1, 2003; October 1, 2002; and February 1, 2004. The interest rate charged was changed to the bank's prime rate, plus 3 percent.

The Company issued short-term promissory notes totaling $75 thousand in the second quarter of 2002. The notes were repaid in July 2002.

CAPITAL RESOURCES
-----------------

Total assets were $6.083 million an June 30, 2002, a decrease of $183 thousand from December 31, 2001. Stockholders' equity decreased by $526 from December 31, 2001, to $1.757 million. Long-term debt, primarily in the form of the long-term revolving line of credit, was $2.586 million. As a percentage of total capitalization long-term debt and deferred income taxes (net of deferred tax assets) was 59.5 percent on June 30, 2002.

Long-term financing in the form of secured notes is used to acquire manufacturing equipment. The Company has not incurred any new long-term debt in 2002.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------------

This Form 10-QSB contains forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts and anticipate results based on management's plans that are subject to uncertainty. Forward-looking statements may be identified by the use of words like "plans," "expects," "believes," "will," "anticipates," "estimates" and other words of similar meaning in conjunction with, among other things, discussions of future operations, financial performance, the Company's strategy for growth, product development, regulatory requirements, market position and expenditures.

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

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (a)  Exhibits

     (10) Material Contracts

          The following exhibit is filed herewith:

          (10a) being the modifications of the existing business loan agreement between KeyBank N.A. and Web Press Corporation dated April 7, 1999.

     (b) Reports on Form 8-K - There are no reports on Form 8-K filed for the three months ending June 30, 2002.


                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              WEB PRESS CORPORATION
                                              ---------------------
                                                  (Registrant)


August 9, 2002                                /s/Gary B. Palmer
--------------                                -------------------------------
Date                                          Gary B. Palmer, President


August 9, 2002                                /s/Craig L. Mathison
--------------                                -------------------------------
Date                                          Craig L. Mathison, Vice
                                              President of Finance