Form 10QSB
period 2002-09-30
WEB PRESS CORP
filed 2002-11-14
CIK 105183

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ending September 30, 2002
                           ------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate issuers): Common Stock, $.025 par value per share; 3,105,413 shares outstanding as of November 8, 2002.

                       - - - - - - - - - - - - - - - - - -

                       Page 1 of 21 pages in this document

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

                                     PART I

                              FINANCIAL INFORMATION

                              WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


    ASSETS                                    September 30, 2002
                                              ------------------

Current Assets:
    Cash ...................................         $   --
    Accounts receivable, less
      allowance for doubtful
      accounts of $20 ......................            306
    Inventories ............................          4,071
    Deferred tax assets ....................            210
    Deposits ...............................             47
  Prepaid expenses .........................             54
                                                     ------

Total Current Assets .......................          4,688

Machinery and Leasehold
    Improvements, at cost:
    Machinery and equipment ................          3,619
    Leasehold improvements .................            235
                                                     ------
                                                      3,854

    Less accumulated depreciation
    and amortization .......................          3,193
                                                     ------

Machinery and Leasehold
    Improvements (Net) .....................            661
                                                     ------


Total Assets ...............................         $5,349
                                                     ======


The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                              WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY          September 30, 2002
                                              ------------------

Current Liabilities:
     Accounts payable ........................      $  565
     Customer deposits .......................         275
     Accrued expenses ........................         638
     Current portion of long-term debt .......          54
                                                    ------

Total Current Liabilities ....................       1,532

Long-Term Debt, less current portion .........       2,416

Deferred taxes ...............................         210

Stockholders' Equity:
     Common stock, par value $.025 per share:
      Authorized, 4,000,000 shares
      Issued, 3,436,513 shares ...............          86
     Paid-in capital .........................         320
     Retained earnings .......................         882
                                                    ------

                                                     1,288

     Treasury stock, 331,100 shares at cost ..         (97)
                                                    ------

Total Stockholders' Equity ...................       1,191
                                                    ------

Total Liabilities and
   Stockholders' Equity ......................      $5,349
                                                    ======


The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                              WEB PRESS CORPORATION

                      Consolidated Statements of Operations

              For the three and nine months ending September 30th,
                (Dollars in Thousands Except Earnings Per Share)

                                      THREE MONTHS              NINE MONTHS
                                      ------------              -----------
                                   2002         2001         2002         2001
                                   ----         ----         ----         ----

Sales ......................     $ 1,274      $ 1,121      $ 4,711      $ 3,876

Cost of sales ..............       1,303        1,297        4,304        3,915
                                 -------      -------      -------      -------
                                     (29)        (176)         407          (39)
Selling, general and
  administrative
  expenses .................         389          391        1,222        1,253
Research & development .....          91           23          271           30
                                 -------      -------      -------      -------
                                     480          414        1,493        1,283
                                 -------      -------      -------      -------

                                    (509)        (590)      (1,086)      (1,322)

Other income ...............           1           --            8           --
Interest expense ...........          58           71          155          195
                                 -------      -------      -------      -------
                                     (57)         (71)        (147)         195
                                 -------      -------      -------      -------
Loss before
  tax benefit ..............        (566)        (661)      (1,233)      (1,517)

Tax benefit ................          --         (225)        (141)        (516)
                                 -------      -------      -------      -------

Net basic and diluted
  loss .....................     $  (566)     $  (436)     $(1,092)     $(1,001)
                                 =======      =======      =======      =======

Basic and diluted loss
  per share ................     $  (.18)     $  (.14)     $  (.35)     $  (.32)
                                 =======      =======      =======      =======


The above figures are unaudited. The accompanying notes are an integral part of these statements of operations.

                              WEB PRESS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the nine months ending September 30th,
                             (Dollars in Thousands)

                                                           2002            2001
                                                           ----            ----

Cash flows from operating activities:
  Net earnings (loss) ..........................        $(1,092)        $(1,001)
  Adjustments to reconcile net
  earnings (loss) to net cash provided
  (used)by operating activities:
    Depreciation and amortization ..............            110             113
     Provision for losses on accounts
      receivable ...............................             10              16
     Deferred taxes on income ..................           (141)           (493)
     Inventory valuation reserve ...............             73              66
    Increase (Decrease) in cash from
    changes in operating accounts:

      Accounts receivable ......................            834             932
      Inventory ................................           (323)             72
       Refundable income taxes .................            137              49
       Deposits ................................             10             (22)
      Prepaid expenses .........................              4               4
      Accounts payable .........................            214            (179)
      Customer deposits ........................            170             (23)
      Accrued expenses .........................             19            (401)
                                                        -------         -------

      Total adjustments ........................          1,117             134
                                                        -------         -------


    Net cash provided (used) by
      operating activities .....................             25            (867)
                                                        -------         -------

Cash flows from investing activities:
  Capital expenditures .........................            (35)            (23)
                                                        -------         -------

Net cash used by investing activities ..........            (35)            (23)
                                                        -------         -------

Continued on following page
---------------------------

Continued from previous page
----------------------------

Cash flows from financing activities:

  Payments on long-term debt ...........................        (35)        (33)
  Net borrowings under long-term
    line of credit .....................................         45         923
                                                              -----       -----

  Net cash provided by
    financing activities ...............................         10         890
                                                              -----       -----

Net increase (decrease) in cash ........................         --          --

Cash at beginning of period ............................         --          --
                                                              -----       -----

Cash at end of period ..................................      $  --       $  --
                                                              =====       =====

Supplemental disclosures of cash flow information:

  Cash was paid during the period for:
  Interest .............................................      $ 172       $ 200


The above figures are unaudited. The accompanying notes are an integral part of these statements of cash flows.

                              WEB PRESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  FOR THE NINE MONTHS ENDING SEPTEMBER 30, 2002

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

Inventories were classified as follows:

                                              (Dollars in Thousands)
                                                September 30, 2002
                                                ------------------
    Raw materials and parts
    (including subassemblies).....                   $2,265
    Work-in-progress..............                      853
    Finished goods................                      464
    Used equipment................                      489
                                                     ------

                                                     $4,071
                                                     ======

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

Maintenance and repairs are charged directly to costs or expenses as incurred. Equipment of only nominal value and renewals and betterments that do not appreciably extend the life of the asset are charged directly to costs or expenses. Fully depreciated or fully amortized assets that are no longer in use or are not identifiable are written off by charges to the allowance for accumulated depreciation and amortization. When assets are retired or disposed of, the costs and accumulated depreciation of such assets are removed from the accounts and the difference between the net depreciated cost and the amount received is recorded in the statements of operations.

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

Income taxes
------------

Income taxes are provided on income for financial reporting purposes without regard to the period in which such taxes are payable. Deferred taxes are provided for all significant items which are reported for tax purposes in different periods than the consolidated statements of operations. Investment tax credits are recorded as a reduction of Federal income taxes in the year available. When the Company's utilization of deferred tax assets is dependent upon future profits, which are not reasonably assured, a valuation allowance for deferred tax assets is provided.

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

The Company's ability to meet its obligations is dependant upon its operations generating adequate cash flows during the upcoming year. The accompanying financial statements do not include any adjustments that might result if the company does not generate adequate cash flow.

Note 3 - Financing:

The Company has a revolving line of credit with a commercial bank for borrowing up to $2.8 million. Borrowings against this line were $2.254 million on September 30, 2002. That amount is included in long-term debt on the balance sheet. The maximum amount available under the line of credit must be reduced by $50 thousand on each of the following dates: October 1, 2002, February 1, 2003; June 1, 2003; October 1, 2003; and February 1, 2004. The loan matures on March 1, 2004. The interest rate charged is the bank's prime rate, plus 3 percent. That rate was 7.75 percent on September 30, 2002. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.

Long-term debt consists of the following:

                                                        (Dollars in Thousands)
                                                          September 30, 2002

Revolving line of credit due March 1, 2004  ..............    $2,254

Note payable, 9%, due in monthly
installments of $2,027 including
interest.  Final payment
due in April, 2010 .......................................       133

Note payable for equipment, 9.3%, due
in monthly installments of $2,198
including interest.  Final payment due
in March, 2004 ...........................................        37

Note payable for equipment, 8.97%, due in
monthly installments of $1,124 including
interest.  Final payment due
in March, 2003 ...........................................        26

Note payable for equipment, 9%, due in
monthly installments of $492 including
interest.  Final payment due in November,
2006 .....................................................        20
                                                              ------
                                                               2,470

Less current portion .....................................        54
                                                              ------
                                                              $2,416
                                                              ======

Equipment with an original cost of $215 thousand is pledged as collateral under the notes payable for equipment and the equipment purchase contracts.

Note 4 - Stock Options:

The Company and PacSys Inc. have a marketing agreement that could result in the Company granting options to PacSys to purchase up to 775,000 shares of the Company's stock if the Company achieves certain sales levels. If the options are granted and subsequently exercised, the Company's treasury stock and additional shares of the Company's common stock already authorized by the Company's articles of incorporation, would be issued to PacSys. If granted, the options must be exercised within 24 months from the date of issuance. The exercise prices is $.75 per share. As of September 30, 2002, the Company's sales had not reached the sales level required to grant options to PacSys.

During the third quarter of 2002, the Company and PacSys Inc. agreed to discontinue the marketing agreement effective November 1, 2002.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATING RESULTS
-----------------

Sales for the first nine months of both 2002 and 2001 were well below normal levels for the Company due to the economic recession. Lower advertising revenues and higher newsprint costs for newspapers and commercial printers during the past 24 months have caused their profits to decline substantially. As a direct result of this, the Company's sales of printing equipment during the last 24 months have been below normal levels.

Nevertheless, the new marketing programs the Company has implemented during the past 15 months have resulted in sales the Company likely would not have received during this difficult time. In 2002, we believe the Company's share of the four-page market has increased relative to our competitions' share when compared with the corresponding market shares for the same period in 2001. The theme for the marketing program during this period has stressed the Company's ability to install the Quad-Stack four-color perfector into competitive manufacturers' press-lines.

Total sales were $4.711 million for the first nine months of 2002, a 21.6 percent increase from 2001 sales of $3.876 million during the first nine months. New equipment sales increased 49.2 percent to $3.120 million in the first nine months of 2002, compared with $2.091 million in first nine months of 2001. Approximately forty-five percent of new equipment sales in 2002 have been Quad-Stack perfectors that where installed into competitive manufacturers' press lines. The table below compares domestic, international and total sales by category for the first nine months of 2002 with the corresponding period in 2001.

                                    (Dollars in Thousands)
                                 Domestic       International         Total
                              2002     2001     2002     2001     2002     2001
                              ----     ----     ----     ----     ----     ----
New equipment                $2,748   $1,470   $  372   $  621   $3,120   $2,091
Used equipment                  677      661       --       39      677      700
Parts & service                 682      733      232      352      914    1,085
                             ------   ------   ------   ------   ------   ------

Total sales                  $4,107   $2,864   $  604   $1,012   $4,711   $3,876
                             ======   ======   ======   ======   ======   ======

Cost of sales, including indirect costs, as a percentage of sales, were 102.3 percent in the third quarter and 91.4 percent for the first nine months of 2002. In 2001, it was 115.7 percent in the third quarter and 101.0 percent for the nine-month period. The gross profit on new equipment sales was $538 thousand in 2002 compared with $174 thousand in 2001. The gross profit from parts sales was $427 thousand in 2002 compared with $587 thousand in 2001. The contribution from used equipment sales was $70 thousand in 2002 and $86 thousand in 2001.

Selling, general and administrative expenses for the third quarter of 2002 were ..5 percent lower than they were for the same period in 2001. For the nine-month period, they decreased 2.5 percent in 2002 from 2001. Selling expenses decreased $3 thousand in the first nine months of 2002 compared with 2001. During the first nine months of 2002, payroll costs for sales increased $96 thousand due to an increase in the number of employees and higher commissions due to the increase in new equipment sales. Advertising and promotional expenses were $146 thousand in 2002 compared with $324 thousand in 2001, a savings of $178 thousand. Travel and expenses for the sales department increased to $80 thousand in 2002 from $56 thousand in 2001. Communication expenses were $27 thousand in 2002 and $15 thousand in 2001. General and administrative expenses decreased $4 thousand to $464 thousand in 2002. In 2001, general and administrative expenses were $468 thousand.

In 2002, research and development costs were approximately $91 thousand in the third quarter and $271 thousand for the nine-month period. Most of the costs were for the new higher-speed folder the company is developing. In 2001, costs were $23 thousand and $30 thousand for the respective periods.
Interest expense was $58 thousand in the third quarter and $155 thousand for the first nine months of 2002, compared with $71 thousand and $195 thousand for the respective periods in 2001. In the second quarter of 2002, interest expense was reduced by $20 thousand for Web Leader International, Inc. (the Company's Domestic International Sales Corporation) when the Company revised its estimate for accrued interest. The average interest rate on the Company's revolving lines of credit from the bank was 7.75 percent in both the third quarter and for the first nine months of 2002, compared with 6.7 percent in the third quarter and
7.5 percent for the first nine months of 2001. Average borrowings from the Company's revolving lines of credit with the bank in 2002 were $2.388 million in the third quarter and $2.733 million for the first nine months, compared with $2.288 million and $1.975 million for the corresponding periods in 2001.

The net loss in the third quarter was $566 thousand in 2002, compared with a net loss of $436 thousand in 2001. The Company was unable to recognize any tax benefit from its loss in the third quarter of 2002. In 2001, the Company recognized a tax benefit of $225 thousand in the third quarter. For the nine-month period, the net loss was $1.092 million in 2002 and $1.001 million in 2001.

The Company responded to the economic slowdown in late 2000 by cutting back production and reducing the size of its labor force. Additional reductions were made in early 2001. The Company has continued to operate at reduced employment levels, and expects to do so until the economy recovers.

In its October 21, 2002 issue, Editor & Publisher said advertising has begun to pickup, with the exception of employment advertisements. Editor & Publisher quotes Miles E. Groves, an economist whom is highly respected for his knowledge of the newspaper industry, as saying that "'Businesses aren't investing in capital (equipment) right now, and until they do, we're not going to start seeing that boost' in hiring that fuels newspaper job-ad revenue." Groves suggests that newspapers aren't likely to see a strong enough increase in retail and national advertising to offset the depressed help-wanted advertising revenue until six to nine months after businesses begin spending on capital equipment. The Company concurs with their opinion.

The Company believes that more normal market conditions for its equipment will return by mid-year in 2003. Newspapers have trimmed their operating costs and are generally operating profitably and should be in a position to buy equipment when advertising continues. The marketing programs that the Company began in the third quarter of 2001 have significantly increased the number of active prospects the Company is presently working with.

The Company's operating results for the first nine months of 2002 are not necessarily indicative of the results to be expected for the full year, particularly because of the high value of each order for the Company's equipment and their irregular timing. The Company expects sales in the fourth quarter of 2002 to exceed 2001 sales for the same period. The Company expects to operate profitably in the fourth quarter of 2002. The Company does not expect to operate profitability for the year ending December 31, 2002.

LIQUIDITY
---------

Net working capital was $3.156 million and the current ratio was 3.1:1 on September 30, 2002. Net cash from operating activities was $25 thousand in the first nine months of 2002. Changes in working capital components from December 31, 2001 include a decrease in accounts receivable of $834 thousand; and increase in inventory of $323 thousand; a decrease in federal income taxes refundable of $137 thousand; an increase in accounts payable of $214 thousand; and an increase in customer deposits of $170 thousand.

On September 30, 2002, raw materials and parts inventories had increased by $790 thousand; work-in-progress had decreased by $380 thousand; finished goods had decreased by $201 thousand; and used equipment had increased by $41 thousand, from December 31, 2001.

Funds provided by operations are the Company's primary source of liquidity. In addition, the Company uses long-term debt from a revolving line of credit with a commercial bank to finance fluctuating working capital requirements. On September 30, 2002, the Company had additional borrowing capacity of $546 thousand from its $2.8 million line of credit. As explained in the following paragraph,on October 1, 2002, the line of credit will be reduced to $2.750 million.

On May 17, 2002, the bank and the Company modified their existing business loan agreement. The maturity date was extended to March 1, 2004, and the bank waived the existing covenants on the loan, some of which the Company had been in default of. The Company agreed to reduce the maximum amount of the loan to $2.8 million by July 1, 2002, and by an additional $50 thousand on each of the following dates: October 1, 2002; February 1, 2003; June 1, 2003; October 1, 2002; and February 1, 2004. The interest rate charge is the bank's prime rate, plus 3 percent.

The Company issued short-term promissory notes totaling $75 thousand in the second quarter of 2002. The notes were repaid in July 2002.

CAPITAL RESOURCES
-----------------

Total assets were $5.349 million on September 30, 2002, a decrease of $917 thousand from December 31, 2001. Stockholders' equity decreased by $1.092 million from December 31, 2001, to $1.191 million. Long-term debt, primarily in the form of the long-term revolving line of credit, was $2.416 million.

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

Forward-looking statements are based on current expectations of future events. The Company cannot guarantee that any forward-looking statement will be accurate, although the Company believes that it has been reasonable in its expectations and assumptions. Investors should realize that if underlying assumptions prove inaccurate or that unknown risks or uncertainties materialize, actual results could vary materially from the Company's expectations and projections. Investors are therefore cautioned not to place undue reliance on any forward-looking statements. Furthermore, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

                             CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                                     PART II

                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

     (b) Reports on Form 8-K - There are no reports on Form 8-K filed for the three months ending September 30, 2002.


                                    SIGNATURE
'                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WEB PRESS CORPORATION
                                       ---------------------
                                       (Registrant)


November 8, 2002                       /s/Gary B. Palmer
----------------                       -------------------------------
Date                                   Gary B. Palmer, President


November 8, 2002                       /s/Craig L. Mathison
----------------                       -------------------------------
Date                                   Craig L. Mathison, Vice
                                       President of Finance

                                 CERTIFICATIONS


I, Gary B. Palmer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Web Press Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary is made known to us during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report(the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002                         /s/ Gary B. Palmer
                                                ------------------
                                                Gary B. Palmer
                                                Chairman and Chief Executive
                                                Officer
                                                (Principal Executive Officer)

                                 CERTIFICATIONS


I, Craig L. Mathison, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Web Press Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report(the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002                         /s/ Craig L. Mathison
                                                ----------------------------
                                                Craig L. Mathison
                                                Vice President of Finance
                                                (Principal Financial Officer)