Form 10KSB
period 2002-12-31
WEB PRESS CORP
filed 2003-03-31
CIK 105183

F O R M 10 - KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934                      (FEE REQUIRED)
                                                                 --------------

For the fiscal year ended                   December 31, 2002
                          -----------------------------------------------------

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT OF 1934                                     (NO FEE REQUIRED)
                                                              -----------------

For the transition period from  ______________ to _______________

Commission file number   O-7267
                         -----------------------------------------------------

                              WEB PRESS CORPORATION
--------------------------------------------------------------------------------

Washington                                                   91-0851298
--------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

22023 68th Avenue South, Kent, Washington                    98032
-----------------------------------------                    ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (253) 395-3343
                                                   --------------

Securities Registered Pursuant to 12(b) of the Act:

Title of each class     Name of each exchange on which registered

None                   _________________________________________
--------------

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

State issuer's revenues for its most recent fiscal year: $7,303,083.

As of February 28, 2003, 3,105,413 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing bid/asked price provided by the Pink Sheets, Inc.) held by non-affiliates was approximately $257 thousand.

Documents incorporated by reference: Exhibits as described in Part III, Item 13.

                              WEB PRESS CORPORATION

                TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-KSB

ITEM    DESCRIPTION                                                       PAGE
----    -----------                                                       ----

                                     PART I

 1.     BUSINESS........................................................... 4
 2.     PROPERTIES......................................................... 7
 3.     LEGAL PROCEEDINGS.................................................. 8
 4.     SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS................................................... 9

                                     PART II

 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK
        AND RELATED SECURITY HOLDER MATTERS............................... 10
 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................... 10
 7      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................... 19
 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE............................ 19

                                    PART III

 9.     DIRECTORS AND EXECUTIVE OFFICERS
        OF REGISTRANT......................................................20
10.     EXECUTIVE COMPENSATION.............................................22
11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
        OWNERS AND MANAGEMENT..............................................23
12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................24
13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
        AND REPORTS ON FORM 8-K............................................25

                          ANNUAL REPORT ON FORM 10-KSB
                              WEB PRESS CORPORATION
                                     PART I


ITEM 1.   BUSINESS

(A)  General Development of Business

Web Press Corporation (herein referred to as "Web" or "Company") was founded in late 1967 under the name "Web Press Aid" as a sole proprietorship. The Company was incorporated in November, 1969 under the laws of the State of Washington. Initially, the Company was involved primarily in the rebuilding and repair of web-fed printing presses and related equipment. Shortly after incorporation, the Company undertook the development of a line of printing press equipment of its own design. During 1972, the Company commenced production of this equipment. While the manufacture of new equipment is now the Company's primary business, it continues to deal in rebuilt and used equipment as an adjunct to its new press sales. The Company also sells parts and service for its new equipment. The sale of new and used presses accounted for approximately 73% and 10%, respectively, of the Company's revenues in 2002. The Company's presses are primarily designed to print on absorbent paper such as newsprint. Products produced by the presses are newspapers (both broadsheet and tabloid sizes), shoppers, advertising inserts, and paperback books.

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

(B)  Financial Information About Segments

See Note 8 of Notes to Consolidated Financial Statements for information about the Company's operations by segment and geographic area for the years ended December 31, 2002 and 2001.

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

PERFECTOR. Web's perfector is a rotary offset perfecting printing press unit, consisting of two printing couples running "back-to-back". Each perfector will print four broadsheet-size newspaper pages, in one color, on each revolution of the printing couples. Perfectors can be configured to print up to four colors. They can print up to 32 broadsheet-size pages. They are available both with and without an integrated roll-stand.

QUADRA-COLOR UNIT. Web's Quadra-Color unit consists of four printing stations mounted around a common impression cylinder. This unit prints four colors on two broadsheet-size pages at a time. It offers better control over color register and thus is capable of greater accuracy in color printing than conventional, unit-to-unit methods for color printing. It is used in conjunction with the Company's other products to provide close register, four-color capability in the printing system. The Quadra-color can also be installed into press-lines manufactured by Goss, Dauphin Graphic Machines, Heidelberg, and King.

QUAD-STACK. Web's Quad-Stack unit consists of eight printing stations positioned in two juxtaposed vertical stacks of four printing stations each. The horizontal layout of each printing station results in a compact 4+4 perfector that prints four colors on four broadsheet-size pages at the same time. Like the Quadra-Color, it offers excellent control over color register resulting in superior color printing. It is available both with and without an integrated roll-stand and is used in conjunction with the Atlas product line. The Quad-Stack can also be installed into press-lines manufactured by Goss, Dauphin Graphic Machines, Heidelberg, and King.

FOLDER. Web's folder is used in conjunction with perfecting units, Quadra-Color units, and Quad-Stack units to fold the printed paper into a finished product. The folder cuts the paper off in every plate cylinder revolution and folds it in standard broadsheet-size newspapers, tabloid-size papers, and shopping-flyer or magazine-size products. The Company also produces two folder styles which have the capability of making a second parallel fold to produce "digest"-size signatures which are used in printing some books and pamphlets.

TWO-POSITION ROLL ROLL-STANDS. Web's roll-stand supports two 36-inch wide rolls of paper and is used in conjunction with the perfector, Quadra-Color, and Quad-Stack units. The base roll-stand holds two 42-inch diameter rolls of paper. A larger roll-stand that holds two 52-inch diameter rolls of paper is also available. The roll-stand controls the unwinding of the paper roll and feeds it to the printing units under controlled tension.

The Company has an agreement granting it the exclusive right to manufacture and sell in the United States and most other countries printing equipment designed by Color Impact International, Inc. The grantor may purchase the equipment from the Company and resell it in Russia. Another company has the exclusive right to manufacture and sell the equipment in India. The agreement commenced on August 17, 1998, and is for a period of 10 years. It requires the Company to pay Color Impact International, Inc. a license fee equal to 7 percent of the gross selling price for equipment. The minimum license fee is $70 thousand in any 12-month period from the commencement date. The Company may enhance or modify the equipment and commingle it with equipment of its own design.

On January 23, 2003, Color Impact International, Inc. served the Company a Petitioner's Notice of Intention to Arbitrate the Agreement. Details of Color Impact International, Inc. complaint and the Company's response are covered in legal proceedings.

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

The primary competitors of the Company are Goss Graphic Systems, P.E.C. Corporation (King Press Division), Dauphin Graphic Machines, Inc. and Harris Graphics. Certain of these companies have financial resources in excess of the Company's. King Press filed Chapter 7 Bankruptcy in January 2003.

The most important materials employed in Web's product line are steel and aluminum (plate and bar stock), tubing, bearings, and rubber coverings. All are available through local suppliers. The Company believes that its sources of supply for these materials are adequate for its needs and that it is not substantially dependent upon any one supplier. Lead times of up to six months are required at some times for certain materials. The Company has some of its parts manufactured to its specifications by other machine shops in the United States, China, and India.

Web Press Corporation maintains an ongoing program of product development and improvement. This program consists primarily of technical improvements and supplementary developments which have produced features and capabilities that management believes will result in competitive marketing advantages for Web's product line. In 2002, $364 thousand was expended for research and development compared to $137 thousand in 2001.

Total employment of approximately 46 persons as of December 31, 2002, compares with approximately 39 at December 31, 2001.

Substantially all of the Company's operations are run by electrical energy purchased from a local utility. The Company has not experienced energy shortages and does not anticipate any difficulties in the foreseeable future. Extended shortages of energy would have an adverse impact on the Company.

Compliance with federal, state and local environmental protection laws during 2002 had no material effect upon capital expenditures, earnings, or the competitive position of Web Press Corporation.

(D)  Foreign Operations

The Company's foreign operations consist entirely of export sales and related services originating at its facilities within the United States. Export sales accounted for 11.2% of total sales in 2002 and 30.6% in 2001. Further financial information relating to foreign operations for the two years ended December 31, 2002, is set forth in Note 8 (Segment Information) of the Notes to Consolidated Financial Statements.

ITEM 2.   PROPERTIES

OFFICE AND MANUFACTURING FACILITIES. The Company presently occupies approximately 49,000 square feet of leased office and manufacturing space at 22023 68th Avenue South, Kent, Washington. The term of the lease is five years, commencing in November 1998, with a five-year renewal option. The monthly rental payment is $16,155.

The Company has arrangements for small offices for each of its three salesmen who are located in St. Cloud, Minnesota; and Charlotte, North Carolina. The Company has domestic sales agents in Burlington, Vermont and Tracy, California.

ITEM 3.   LEGAL PROCEEDINGS

On January 23, 2003, the Company received a Petitioner's Notice of Intention to Arbitrate from Color Impact International, Inc. (CII). CII seeks arbitration for controversies arising from an Agreement with the Company dated March 20, 1998, and a modification to that Agreement dated February 28, 2002. That Agreement gives the Company the exclusive right (with the exception of Russia and India) to manufacture, market and sell certain equipment designed by CII. CII alleges and/or seeks the following remedies from the Company through arbitration. (1) That the Company has not computed and timely paid to CII all license fees under the Agreement, (2) That the Company has not timely reported to CII all license fees under the Agreement and is therefore obligated to pay CII a license fee 5 times the license fee which would have otherwise have been payable, (3) CII seeks payment of all license fees which are due for products sold under the Agreement, (4) CII seeks to terminate the Agreement effective August 22, 2002,
(5) CII seeks to stop the Company from manufacturing and selling the machinery in the Agreement after August 22, 2002, (6) CII seeks the return of one copy of all design drawings in the Company's possession for the equipment in the Agreement, (7) CII may assert in the course of arbitration additional claims,
(8) CII asks that all defenses the Company may assert be done in arbitration,
(9) CII asks that all counterclaims which the Company may assert or arise out of the Agreement be done in arbitration, and (10) CII asks that the Company pay its attorney's fees.

The Company has retained an attorney for this matter. The Company disputes and/or denies all of the controversies alleged by CII in its Petitioner's Notice of Intention to Arbitrate. The Company intends to vigorously defend itself against the claims alleged by CII and may assert certain claims against CII in the future.

It is too early to predict the outcome of any arbitration findings for this matter. The dispute is in the early stages and no discovery has been conducted. Because of the early stage of this claim, we are unable to evaluate the likelihood of an outcome that would be materially unfavorable for the Company.

Loss of the right to sell the products covered in the Agreement would significantly affect the Company's sales because that equipment accounts for a substantial portion of the Company's total sales. On December 31, 2002, the Company's balance sheet included accrued license fees payable to CII of $211,654, which is in dispute.

The Company is involved in certain other legal proceedings arising in the normal course of business. An estimate of the possible loss, if any, resulting from these matters cannot be made at this time. However, management believes, based upon the advice of legal counsel, that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial statements.

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

The following table sets forth the high and low bid quotations per share for the Company's common stock for the periods indicated. These figures were provided by the Pink Sheets, LLC, and may reflect inter-dealer prices, without retail mark-up, mark-down or commission. They do not necessarily represent actual transactions.

                                2002                         2001
                                ----                         ----

  Quarter               High           Low           High             Low
  -------               ----           ---           ----             ---

    First               $.25          $.13         $.28125          $.28125
    Second               .17           .14          .28125           .15
    Third                .20           .14          .20              .15
    Fourth               .14           .09          .20              .10

The Company has paid no dividends during the two years ended December 31, 2002.

(B)  Approximate Number of Holders of Common Stock

The number of holders of record for the Company's common stock as of February 28, 2003, was 502. .

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes appearing elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

The Company's analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. The Company applies accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company's operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions along with other factors. The Company's accounting policies are stated in Note 3 to the consolidated financial statements as presented herein. The Company believes the following accounting policies and estimates are critical to understanding the results of operations and affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue recognition - The Company recognizes revenue from sales of manufactured products under firm contracts generally at the time the equipment ships. All freight and installation costs are accrued at the time revenue is recognized. Estimated costs related to product warranties are accrued at the time of sale. Proceeds received on contracts prior to recognition as a sale are recorded as customer deposits. Parts and service sales are recognized when the parts ship and after service has been performed.

Allowance for doubtful accounts - The Company actively monitors the financial condition of its customers to determine the potential inability for nonpayment of trade receivables. The Company also considers other economic factors, such as advertising revenue, consumer confidence and aging trends, in determining if the allowance for doubtful accounts is adequate. Management believes that its process of specific review of customers combined with overall analytical review provides an accurate evaluation of collectibility of trade receivables.

Inventories - Raw materials, work-in-progress and finished goods are stated at the lower of average cost or market. Because of the long life cycle of the Companies products and the large number of low sales volume parts needed in inventory to service older presses, the Company maintains a valuation reserve for raw materials and parts inventories to cover their obsolescence. The Company maintains a second valuation reserve for used equipment to reduce used equipment valuations to the lower of cost or market.

Warranty reserve - When a sale is recorded the Company establishes a warranty reserve to cover replacement parts and field repairs that may arise. To establish that reserve the Company determines the number of remaining unit months outstanding for its equipment and multiplies that number times an estimated cost per unit month. The cost per unit month is based on several factors, including evaluation of costs per unit month over a specified time frame by dividing total warranty costs by the number of unit months expired during the period. The Company also analyzes all of its presses still under warranty to determine if there are any recurring, unusual, or significantly large problems that may require repair. If actual warranty costs differ from our estimates, revisions to the estimated warranty liability would be required. We evaluate our warranty obligations on a quarterly basis.

Income Taxes - The Company records an income tax valuation allowance when the realization of certain deferred tax assets, net operating losses and capital loss carryforwards is not assured. These deferred tax items represent expenses recognized for financial reporting purposes, which may result in tax deductions in the future. Certain judgments, assumptions and estimates may affect the carrying value of the valuation allowance and income tax expense in the consolidated financial statements.


OPERATING RESULTS

                             2002 Compared With 2001
                             -----------------------

Total sales for the year in both 2002 and 2001 were well below normal levels for the Company because of the recent worldwide economic recession, the slow recovery from that recession, uncertainty around the world about terrorist attacks, and the possibility of war with Iraq. These have all contributed to lower advertising revenues and higher newsprint costs for newspapers and commercial printers during the past 27 months, causing their profits to decline substantially. As a direct result of this, the Company's sales of printing equipment during the last 27 months have been below normal levels.

The Company implemented a marketing program in the third quarter of 2001 aimed at printers using competitive manufacturers' equipment. The marketing program emphasized the growing demand for four-color printing by newspapers and stressed the Company's ability to install its Quadra-Color and Quad-Stack four-color printing modules into competitive manufacturers' press-lines. During the past 18 months 50 percent of the sales for those modules have been installed into competitive manufacturers' press-lines. Based on the Company's internal analysis of the four-page market it believes its share of this market has increased relative to its competitions' share during this period.

Total sales were $7.303 million in 2002, an increase of 16 percent from total sales of $6.319 million in 2001. New equipment sales were $5.283 million in 2002, and increase of $1.346 million from 2001 new equipment sales of $3.937 million. In 2002, used equipment sales and parts and service sales were $692 thousand and $1.328 million, respectively. The table below compares domestic, international and total sales by category for 2002 with 2001.

                             (Dollars in Thousands)
              Domestic      International        Total
              --------      -------------        -----
           2002     2001    2002    2001     2002    2001
           ----     ----    ----    ----     ----    ----
 New      $4,866   $2,511   $417   $1,426   $5,283  $3,937
 Used        692      844      -       39      692     883
 Parts &
  Service    924    1,031    404      468    1,328   1,499
          ------   ------   ----   ------   ------  ------

 Total    $6,482   $4,386   $821   $1,933   $7,303  $6,319
          ======   ======   ====   ======   ======  ======

Cost of sales, as a percentage of sales, was 86.9 percent in 2002 compared with
89.9 percent in 2001. The gross profit margin on new equipment sales increased to 21.7 percent in 2002 from 16.5 percent in 2001. The Company purchased more parts from China and India in 2002 then it did in 2001. Those parts cost less than if the Company manufactured them or purchased them from another supplier in the United States, resulting in the higher gross margin in 2002. In 2002, used equipment sales resulted in a gross profit of $64 thousand compared with a gross profit of $127 thousand in 2001. Cost of sales included a write-down for obsolete parts and certain equipment of $85 thousand and $38 thousand in 2002 and 2001, respectively. Engineering costs not charged to research and development that is included in cost of sales was $261 thousand in 2002 and $246 thousand in 2001.

Selling, general and administrative expense increased $143 thousand, or 9.1 percent, in 2002 from 2001. Selling expense increased $55 thousand to $1.096 million in 2002 from $1.041 million in 2001. The Company employed more sales personnel, paid higher commissions, and had higher benefit costs in 2002, resulting in an increase in compensation expense of $113 thousand in 2002 from 2001. The Company decreased advertising expenditures, primarily in trade publications, by $125 thousand to $64 thousand in 2002 from $189 thousand in 2001. Travel and expenses increased $35 thousand to $130 thousand in 2002 from $95 thousand in 2001. Communication expense and miscellaneous expenses also increased in 2002 from 2001. General and administrative expense increased $88 thousand in 2002 from 2001. Most of the change was in doubtful accounts expense which was $24 thousand in 2002, compared with a credit of $43 thousand in 2001.

Professional services, primarily in the form of attorney and accounting fees, increased by $28 thousand to $90 thousand in 2002 from $62 thousand in 2001.

Research and development expenses were $364 thousand in 2002 compared with $137 thousand in 2001. Most of the expenses in both years were to design, manufacture, and test a new higher-speed folder, and for improvements to the Quad-Stack four-color perfector.

Interest expense decreased $50 thousand in 2002 from 2001. A decrease in interest expense accrued in 2002 for the IC-DISC (Web Leader International, Inc.) of $49 thousand accounted for the change. The average interest rate on the Company's revolving line of credit with the bank was 7.7 percent in 2002 compared with 7.1 percent in 2001. The average borrowings from the bank were $2.423 million in 2002 and $2.308 million in 2001. The average interest rate charged by the bank changed on January 7, 2002, to prime plus 3 percent from prime plus 1 percent in 2001, causing the higher average interest rate in 2002.

The Company had a loss of $1.316 million from operations and a net loss of $1.173 million in 2002. In 2002, because of continuing losses the Company was not able to recognize on its statement of operations the full tax benefit of $457 thousand from the operation loss. The Company can carry forward that benefit on its 2002 federal income tax return. In 2001, the Company had a loss of $1.322 million from operations and a net loss of $879 thousand.

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
          ======   ======  ======   ======   ======  =======

Fewer presses were purchased industry-wide in 2001 than 2000 because of rising uncertainty about the economy and future advertising revenue by newspapers and commercial printers. Advertising revenues for newspapers started declining in late 2000 and have continued to decline for the past 18 months. At the same time, the paper mills lowered newsprint production resulting in higher newsprint prices. Newsprint is the largest variable production cost printers incur. Press sales have been declining since the fourth quarter of 2000 as a direct result of the decline in advertising and higher newsprint prices. The Company's sales in all four quarters of 2001 were lower compared with sales in the corresponding quarters in 2000.

Cost of sales, as a percentage of sales, was 91.8 percent in 2001. In 2000, it was 76.8 percent. The gross profit margin on new equipment sales decreased to
16.5 percent in 2001 from 28.7 percent in 2000. The decrease was caused by abnormal warranty costs in 2001 to replace a bearing in the field at several installations and by severe price-cutting by its competitors. A different type of bearing is being used now that has not failed in the field. In 2001, used equipment sales contributed a gross profit of $127 thousand compared with a gross loss of $4 thousand in 2000. Cost of sales included a write-down for obsolete parts and certain equipment of $38 thousand in 2001 compared with a $68 thousand write-down in 2000. Research and development expenses, primarily to design and manufacture a new higher-speed folder and for enhancements to the Quad-Stack four-color perfector, were $383 thousand in 2001. In 2000, research and development costs were $477 thousand.

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

Interest expense increased $7 thousand in 2001 from 2000. The average interest rate on the Company's revolving lines of credit with the bank was 7.1 percent in 2001 compared with 9.3 percent in 2000. The average borrowings from the bank were $2.308 million in 2001 and $1.852 million in 2000. The lowering of interest rates by the Federal Reserve Bank in 2001 caused the lower average interest rate. The Company's operating losses during the year caused the higher average borrowing in 2001.

The Company had a loss of $1.322 million from operations and a net loss of $879 thousand in 2001. There is a bright spot within these disappointing numbers and that is that the Company had earnings of $195 thousand from operations and net earnings of $122 thousand in the fourth quarter of 2001. In 2000, the Company had an operating profit of $342 thousand and net earnings of $235 thousand.

                                      2003
                                      ----

Because of the high value of each order for the Company's equipment and the irregular timing of orders, and uncertainty about the economic environment in foreign and domestic markets, projections for future time periods are very difficult to make.

The Company has noticed an increase in orders and interest in its equipment starting in the third quarter of 2002. As of March 6, 2003, the Company has firm orders for approximately $3.665 million in sales for 2003, plus the number of "hot" prospects it is working with has increased substantially, too. Both firm sales and the "hot" prospect list include a higher number of complete press-lines in 2003 than in the past several years. The Company is also working diligently to increase sales in certain foreign markets. The Company's management believes newspaper advertising will grow slightly in 2003, but that the number of orders placed for complete press-lines in 2003 will continue to be below normal levels, resulting in aggressive competition and severe price cutting for most orders. To compete, the Company will continue to stress the color capabilities of both the Quadra-Color and Quad-Stack modules and continue to reduce the cost of its equipment by purchasing more parts from foreign sources.

In 2003, the Company will, for the first time, purchase some parts for the Marc-25 perfector from India and China. This will lower the cost of the Marc-25 perfector, allowing the Company to offer more aggressive pricing to prospects for Marc-25 press-lines.

Most of the Company's press sales in both 2002 and 2001 consisted of adding four-color models to operating press installations. We expect that trend to continue in 2003 with newspapers adding more color pages to their papers to attract advertisers and please their readers. The Company's Quadra-Color and Quad-Stack models are ideal for this application. The market for the Quadra-Color and the Quad-Stack is essentially every 30,000 impression per hour four-page press installation extant. Since the introduction of the Quad-Stack in August 1998, approximately 50 percent of the units shipped have been installed with competitive manufacturers' equipment.

LIQUIDITY

Net working capital was $3.077 million and the current ratio was 3.2:1 on December 31, 2002. Changes in working capital components include a decrease in accounts receivable of $614 thousand; inventories decreased $281 thousand; accounts payable increased by $85 thousand; customer deposits decreased $54 thousand; accrued expenses increased by $217 thousand; and refundable income taxes decreased by $137 thousand. Net cash provided from operations was $169 thousand in 2002.

Raw materials and parts inventories and finished goods inventory increased $169 thousand and $73 thousand, respectively, in 2002 from 2001. Work-in-progress and used equipment inventory decreased $485 thousand and $47 thousand, respectively, in 2002 from 2001.

Funds provided by operations are the Company's primary source of liquidity. In addition, the Company uses short-term debt from a revolving line of credit with a commercial bank to finance fluctuating working capital requirements. On December 31, 2002, the Company had additional borrowing capacity of $624 thousand from its $2.750 million line of credit.

On May 17, 2002, the bank and the Company modified their existing business loan agreement. The maturity date was extended to February 1, 2004, and the bank waived the existing covenants on the loan, some of which the Company had been in default of. The Company agreed to reduce the maximum amount of the loan to $2.8 million by July 1, 2002, and by an additional $50 thousand on each of the following dates: October 1, 2002; February 1, 2003; June 1, 2003; October 1, 2003; and repay the then outstanding balance

(a maximum of $2.6 million) on the note on February 1, 2004. The interest rate charged is the bank's prime rate, plus 3 percent.

CAPITAL RESOURCES

Total assets decreased $1.182 million from December 31, 2001, to $5.081 million on December 31, 2002. In 2002, stockholders' equity decreased by $1.173 million; working capital increased by $558 thousand; non-current deferred income taxes decreased by $129 thousand; and long-term debt (excluding the long-term revolving line of credit in 2002) decreased by $49 thousand.

Long-term financing in the form of secured notes is used to acquire manufacturing equipment. The Company did not incur any new long-term debt in 2002.

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

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are:

Name                       Position                                     Age
----                       --------                                     ---

G. B. Palmer               President and Director                       54


E. P. Beierlorzer          Vice President of Engineering                63
                             and Director

R. G. Mercer               Vice President of Manufacturing              61
                             and Director

R. B. Thompson             Vice President of Technical                  62
                             Services and Director

A. W. White                Vice President of Purchasing                 48
                             and Director

R. M. Sprague              Director                                     63

P. F. Dunn                 Director                                     53

C. L. Mathison             Vice President of Finance                    60
                             and Secretary/Treasurer

G. C. Knutzen              Director                                     56


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

E. P. Beierlorzer
-----------------

Mr. Beierlorzer rejoined the Company as director of engineering in June 1997. He was elected to the board of directors at that time and appointed vice president of engineering in November 1997. From July 1996 to June 1997, he was a consultant. Mr. Beierlorzer was chief engineer with the Ecopak division of Ranpak Corporation from August 1992 to June 1996. From March 1984 to August 1992, he was director of engineering for the Company. He is a mechanical engineer and has four patents for equipment design.

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

G. C. Knutzen
-------------

Mr. Knutzen was a partner for 12 years with the public accounting firm Deloitte & Touche, before retiring in 1995. He was partner in charge of the Company's audit during many of those years. Mr. Knutzen consults part-time on financial and accounting matters to a variety of private companies.

401(K) PLAN:

Effective January 1, 1988, the Company established a 401(K) plan under the Internal Revenue Service Regulations. Employees are eligible to participate after one year of service. Plan participants self-direct their investments choosing from eleven options sponsored by Merrill Lynch. An employee who elects to participate may contribute in a year up to the lower of 15% of gross pay or the dollar limit under the regulations, which in 2002 was $11,000. The Company contributes a matching amount of 25% of the first $4,000 contributed by an employee in a year. In addition, the Company may make a discretionary matching contribution. The total amount is determined by the Company's Board of Directors and allocated to the participants based on their contributions. There were no discretionary contributions in 2002 and 2001. Fees paid the administrator, plus the company's matching contribution, totaled approximately $22 thousand in both 2002 and 2001.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate total cash compensation accrued during the fiscal years ended December 31, 2002, 2001, and 2000 for the chief executive officer of the Company.

                                 Annual Compensation

                                                   Long-Term    All Other
Name/Principal                 Salary    Bonus    Compensation Compensation
   Position           Year       ($)      ($)           $           $
-------------------   ----     ------    -----    ------------  --------

G.B. Palmer           2002     76,000    2,095          0           0
President/            2001     86,292    2,099          0           0
General Manager       2000     95,000    2,392          0           0

The officers and directors are under no formal compensation agreements.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of February 28, 2003, information with respect to the beneficial ownership of common stock of the Company by each person who is known by the Company to have owned beneficially more than 5% of the Company's common stock, by each of its officers and directors, and by its officers and directors as a group:

                                                                     Percent
Name and Address                        Shares Owned                 Of Class

Alan W. White                             551,400                     17.76%
3025 196th Ave. Ct. E
Sumner, WA  98390

Rolynn G. Mercer                          520,667 (1)                 16.77%
23326 51st Avenue South
Kent, WA  98032

Roy B. Thompson                           513,000 (2)                 16.52%
3901 NE 22
Renton, WA  98056

Gary B. Palmer                            264,833                      8.53%
285 Mt. Rainier Pl.
Issaquah, WA  98027

Edwin P. Beierlorzer                      256,500                      8.26%
4714 - 161 Ave. SE
Bellevue, WA  98006

Rufus M. Sprague                           63,200                      2.04%
417 Milwaukee Blvd. N.
Pacific, WA  98047

Gerald C. Knutzen                            -0-                         *
222 S. W. 292nd Street
Federal Way, WA 98023

Patrick F. Dunn                              -0-                         *
9768 Waters Ave. S
Seattle, WA  98118

Craig L. Mathison                            -0-                         *
9553 49th Ave. N.E.
Seattle, WA  98115

All Directors and Officers
 as a Group (9 persons)                 2,169,600                     79.99%

*  Less than 1%

(1)      Includes 73,894 shares owned by Mr. Mercer's wife.

(2)      Includes 54,605 shares owned by Mr. Thompson's wife.

Except as noted, each person named in the table is believed to have sole voting and investment power over the shares owned.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No officer, director, nominee or associate of any officer, director, or nominee was indebted to the Company in an amount in excess of $60,000 at any time during the fiscal year ended December 31, 2002.

R. M. Sprague, a director of the Company and owner of Sprague Metal Company, has an ongoing relationship with the Company as a supplier of sheet metal products and other miscellaneous parts. This relationship is expected to continue in the future. During the fiscal year ended December 31, 2002, the Company purchased parts costing $113,228 from the Sprague Metal Company. The Company's management negotiates purchase orders and prices for the items purchased. Management believes the prices paid are competitive with other sources.

Two non-management employees of the Company operate a part-time business rebuilding and selling used equipment manufactured by the Company. The Company contracts with them to rebuild some of its used presses. Most, but not all of their business, is with the company. The Company sells parts to them at its normal selling prices. In 2002 and 2001, they purchased parts totaling $62,915 and $86,976, respectively, from the Company. In 2002 and 2001, the Company purchased from them used equipment, rebuilding services, and used parts totaling $169,199 and $116,188, respectively. The Company, also, paid them storage fees of $10,000 in 2002 and $9,600 in 2001.

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


(a) (3)  The following exhibits are incorporated herein by reference:

         (3) Articles of Incorporation and by-laws. Exhibit 1 to Registrant's Form 10-K for the year ended December 31, 1980, File No. 0-7267.

 (10)    Material Contracts

         (10a) being the lease for the Company's facilities between Web Press Corporation (lessee) and William J. Bennett (lessor) dated October 16, 1987.

         (10b) being the Business Loan Agreement between Web Press Corporation and KeyBank National Association dated April 7, 1999.

         (10c) being the modification and extension of the Business Loan Agreement between Web Press Corporation and KeyBank National Association dated May 17, 2002.

         (10d) being the Agreement to manufacture and sell equipment between Web Press Corporation and Color Impact International, Inc.

(21)  Subsidiaries of Registrant

         (21a)    Web Leader International, Inc.

 (b)   Report on Form 8-K

             There have been no reports on Form 8-K filed during the three months ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             WEB PRESS CORPORATION


March 17, 2003                        By:    /s/ Gary B. Palmer
                                             ------------------
                                             Gary B. Palmer
                                             President and Chairman
                                             of the Board


March 17, 2003                        By:    /s/ Craig L. Mathison
                                             ---------------------
                                             Craig L. Mathison
                                             Vice President of Finance
                                             (Principal Accounting
                                             Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report was signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Gary B. Palmer                                        March 17, 2003
------------------
Gary B. Palmer
President and Chairman
of the Board


/s/ Edwin P. Beierlorzer                                  March 17, 2003
------------------------
Edwin P. Beierlorzer
Vice President of Engineering
and Director


/s/ Rolynn G. Mercer                                      March 17, 2003
--------------------
Rolynn G. Mercer
Vice President of Manufacturing
and Director


/s/ Roy B. Thompson                                       March 17, 2003
-------------------
Roy B. Thompson
Vice President of Technical Services
and Director


/s/ Alan W. White                                         March 17, 2003
-----------------
Alan W. White
Vice President of Purchasing
and Director


/s/ Rufus M. Sprague                                      March 17, 2003
--------------------
Rufus M. Sprague
Director


/s/ Patrick F. Dunn                                       March 17, 2003
-------------------
Patrick F. Dunn
Director


/s/ Gerald C. Knutzen                                     March 17, 2003
---------------------
Gerald C. Knutzen
Director

                              WEB PRESS CORPORATION
                                   FORM 10-KSB
                           ITEMS 7, 13(a) (1) AND (2)
                          INDEX OF FINANCIAL STATEMENTS


         The following financial statements of the registrant and its subsidiary required to be included in Item 7 are listed below:

                                                                  Page

Consolidated Financial Statements:
  Report of Independent Certified Public
    Accountants...........................................         29
  Balance Sheet as of December 31, 2002...................         30
  Statements of Operations for each of the two
    years ended December 31, 2002.........................         32
  Statements of Stockholders' Equity for each of
    the two years ended December 31, 2002.................         33
  Statements of Cash Flows for each of the two
    years ended December 31, 2002.........................         34
  Notes to Consolidated Financial Statements..............         36

               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors and Stockholders
Web Press Corporation
Kent, Washington

We have audited the accompanying consolidated balance sheet of Web Press Corporation (a Washington corporation) and Subsidiary as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Web Press Corporation and Subsidiary as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 of the financial statements, the Company has suffered significant losses from operations. This factor, among others, as discussed in note 2 to the financial statements, raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Seattle, Washington
March 5, 2003

                              WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


ASSETS                                                     December 31, 2002
                                                           -----------------

Current Assets:
Cash .........................................................   $   --
Accounts receivable, less allowance for
  doubtful accounts of $15 (Note 5) ..........................      557
Inventories (Notes 3 and 5) ..................................    3,455
Deferred tax assets ..........................................      321
Deposits .....................................................       54
Prepaid expenses .............................................       66
                                                                 ------

Total Current Assets .........................................    4,453

Machinery and Leasehold Improvements, at cost (Notes 3 and 5):
   Machinery and equipment ...................................    3,621
   Leasehold improvements ....................................      235
                                                                 ------
                                                                  3,856

   Less accumulated depreciation
    and amortization .........................................    3,228
                                                                 ------

Machinery and Leasehold Improvements (Net) ...................      628
                                                                 ------

Total Assets .................................................   $5,081
                                                                 ======


The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


LIABILITIES AND STOCKHOLDERS'                     December 31, 2002
                                                  -----------------
EQUITY

Current Liabilities:
Accounts payable ................................   $   436
Customer deposits ...............................        51
Accrued expenses ................................       835
Current portion of long-term debt (Note 5) ......        54
                                                    -------

Total Current Liabilities .......................     1,376

Long-Term Debt, less current
  portion (Note 5) ..............................     2,274

Deferred taxes ..................................       321

Commitments (Note 7)
                                                    -------

Stockholders' Equity (Note 7):
     Common stock, par value $.025
     per share:
       Authorized, 4,000,000 shares
       Issued, 3,436,513 shares .................        86
     Paid-in capital ............................       320
     Retained earnings ..........................       801
                                                    -------
                                                      1,207

     Treasury stock, 331,100 shares
       at cost ..................................       (97)
                                                    -------

Total Stockholders' Equity ......................     1,110
                                                    -------

Total Liabilities and Stockholders' Equity ......   $ 5,081
                                                    =======


The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands Except Per Share Data)


                                          Year Ended December 31,
                                          -----------------------
                                             2002       2001
                                             ----       ----

Sales (Note 9) .........................   $ 7,303    $ 6,319
Cost of sales ..........................     6,345      5,679
                                           -------    -------
                                               958        640

    Selling, general and
      administrative expenses (Note 8) .     1,723      1,580
    Research & development expenses ....       364        137
                                           -------    -------
                                            (1,129)    (1,077)

    Other income .......................        11          3
    Interest expense ...................      (198)      (248)
                                           -------    -------
                                              (187)      (245)
                                           -------    -------

    Earnings (loss) before taxes .......    (1,316)    (1,322)

    Taxes (benefit) on earnings (loss)
      (Note 6) .........................      (143)      (443)
                                           -------    -------

    Net earnings (loss) ................   $(1,173)   $  (879)
                                           =======    =======

    Basic and diluted earnings (loss)
      per share ........................   $  (.38)   $  (.28)
                                           =======    =======


The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)


                                    Common Stock
                                    ------------         Treasury       Paid-in     Retained
                                Shares       Amount       Stock         Capital     Earnings
                                ------       ------       -----         -------     --------
Balance, January 1, 2001      3,436,513    $       86   $      (97)   $      320   $    2,853
                             ----------    ----------   ----------    ----------   ----------

Net earnings for the year                                                                (879)
                             ----------    ----------   ----------    ----------   ----------

Balance, December 31, 2001    3,436,513            86          (97)          320        1,974

Net loss for the year                                                                  (1,173)
                             ----------    ----------   ----------    ----------   ----------

Balance, December 31, 2002    3,436,513    $       86   $      (97)   $      320   $      801
                             ==========    ==========   ==========    ==========   ==========




The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                  Year Ended December 31,
                                                                  -----------------------
                                                                      2002       2001
                                                                      ----       ----
Cash flows from operating activities:
  Net earnings (loss) ...........................................   $(1,173)   $  (879)
  Adjustments to reconcile net
     earnings (loss) to net cash
     provided (used) by operating
     activities:
         Depreciation and amortization ..........................       146        150
         Provision for losses on accounts
           receivable ...........................................       (22)      (110)
         Inventory valuation reserve ............................        85         46
         Deferred taxes .........................................      (141)      (282)
         Gain from retirement
           of plant assets ......................................        (1)        --

  Increase (Decrease) in cash from changes in operating accounts:
         Accounts receivable ....................................       614        205
         Refundable income taxes ................................       137        (88)
         Inventory ..............................................       281        716
         Deposits ...............................................         3        (24)
         Prepaid expenses .......................................        (8)       (11)
         Accounts payable .......................................        85       (118)
         Customer deposits ......................................       (54)        33
         Accrued expenses .......................................       217       (254)
                                                                    -------    -------

         Total adjustments ......................................     1,342        263
                                                                    -------    -------

     Net cash provided (used) by operating
         activities .............................................       169       (616)
                                                                    -------    -------

Cash flows from investing activities:
     Capital expenditures .......................................       (38)       (42)
     Proceeds from sale of plant assets .........................         1         --
                                                                    -------    -------

     Net cash used in investing activities ......................       (37)       (42)
                                                                    -------    -------

(Continued on following page)

(Continued from previous page)

Cash Flows from financing activities:
     Proceeds from issuance of
        Long-term, debt ..........................      --       24
     Payments on long-term debt ..................     (49)     (48)
     Net borrowings (payments) on
       long-term line of credit ..................     (83)     679
                                                     -----    -----

     Net cash provided (used) by
       financing activities ......................    (132)     658
                                                     -----    -----

Net increase (decrease) of period ................      --       --

Cash at beginning of period ......................      --       --
                                                     -----    -----

Cash at end of period ............................   $  --    $  --
                                                     =====    =====

Supplemental disclosures of cash flow information:

Cash was paid during the year for:

     Interest ....................................   $ 223    $ 240
     Taxes .......................................       1        1

Non-cash investing and financing activities:

     Inventory transferred
    from leased equipment ........................      --      (52)


The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        TWO YEARS ENDED DECEMBER 31, 2002


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

Note 2 - Management Plans:

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1.173 million in 2002 and $879 thousand in 2001.

         The Company must reduce its line of credit with the bank by $50 thousand on February 1, 2003; June 1, 2003; October 1, 2003; and repay the then outstanding balance on the note (a maximum of $2.6 million) on February 1, 2004. The bank has asked the Company to secure financing from another lender by February 1, 2004. The Company has contacted several other commercial banks and lenders about its financing needs and believes that it will be able to secure new financing by that date.

         The Company's backlog of firm orders at any point in time is not sufficient to meet a full year's operating needs. It is management's belief that sufficient orders will continue to be re-ceived from domestic and foreign markets, along with additional financing, to meet liquidity requirements in the upcoming year. As of March 6, 2003, the Company's firm orders for 2003 are approximately $3.665 million.

         The Company believes it will be able to obtain new financing if it operates profitably during the first nine months of 2003; however, there can be no assurance that this will occur. Likewise, new financing may not be available in a sufficient amount or on acceptable terms even if the Company operates profitably in the first nine months of 2003.

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

Inventories
-----------

         Raw materials, work-in-progress and finished goods are stated at the lower of average cost or market. Used presses and other related press equipment are stated at the lower of cost(specific identification basis) or market. Inventory costs include material, labor, and manufacturing overhead. Inventories were classified as follows at December 31, 2002:

                                          (Dollars in Thousands)

         Raw materials and parts
         (including subassemblies)........      $1,568
         Work-in-progress.................         748
         Finished goods...................         738
         Used equipment...................         401
                                                ------

                                                $3,455

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

Research and development costs
------------------------------

         Research and development costs are expensed as incurred. Total research and development costs charged to operations during the years ended December 31, 2002 and 2001 were $364 thousand and $137 thousand, respectively.

Advertising
-----------

         Advertisements placed primarily in periodical printing-trade magazines and newspapers and direct-response mail campaigns followed by phone calls are used to promote the Company's printing presses. Advertising costs are expensed in the period the advertising initially takes place. Total advertising costs charged to operations during the years ended December 31, 2002 and 2001 were $64 thousand and $190 thousand, respectively. Direct-response mail campaigns included in advertising were $26 thousand in 2002 and $9 thousand in 2001.

Revenue recognition
-------------------

         The Company recognizes revenue from sales of manufactured products under firm contracts generally at the time the equipment ships. All freight and installation costs are accrued at the time revenue is recognized. Estimated costs related to product warranties are accrued at the time of sale. Proceeds received on contracts prior to recognition as a sale are recorded as customer deposits. Parts and service sales are recognized when the parts ship and after service has been performed.

Accounts receivable
-------------------

         Equipment sales are made using a "sales agreement" negotiated with the purchaser that specifies the payment terms. Typically, the Company receives a deposit when the sales agreement is signed, a second payment one week prior to shipment of the equipment, and a final payment upon completion of the installation. The sales agreement includes conditions of default and remedies available to the Company if default occurs. The Company maintains a security interest in the equipment until all payments are received. International sales of equipment are generally made using irrevocable letters of credit confirmed by a United States bank.

         The Company extends credit to its customers for parts sales and service. Accounts receivable are due within 30 days of shipment.

         Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time amounts are past due, the customer's current ability to pay its obligations to the Company, the Company's previous loss history, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Earnings per share
------------------

         Earnings per share-basic and diluted were calculated based on the weighted average number of shares outstanding. The weighted average-basic and diluted number of shares outstanding was 3,105,413 in 2002 and 2001.

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

Warranties
----------

         The Company records a liability for estimated costs that it expects to incur for product warranty claims. Factors affecting the Company's warranty liability include the number of units sold and historical and anticipated rates of warranty claims and costs per claim. The Company periodically assesses the adequacy of its warranty liability based on changes in these factors.

Recently issued accounting standards
------------------------------------

         The FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, on April 30, 2002. Statement No. 145 rescinds Statement No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Upon adoption of Statement No. 145, companies will be required to apply the criteria in APB Opinion No. 30,: Reporting the Results of Operations - reporting the Effects of Disposal of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions: in determining the classification of gains and losses resulting from the extinguishments of debt. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. The initial application of SFAS 145 did not have a material effect on the Company's financial statements.

         In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The initial application of SFAS 146 did not have a material effect on the Company's financial statements.

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This standard amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the discourse in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to Statement 123 of this Statement shall be effective for financial statements for fiscal years ending after December 15, 2002. The initial application of SFAS 148 is not expected to have a material effect on the Company's financial statements.

Note 4 - Legal Proceedings:

         On January 23, 2003, the Company received a Petitioner's Notice of Intention to Arbitrate from Color Impact International, Inc. (CII). CII seeks arbitration for controversies arising from an Agreement with the Company dated March 20, 1998, and a modification to that Agreement dated February 28, 2002. That Agreement gives the Company the exclusive right (with the exception of Russia and India) to manufacture, market and sell certain equipment designed by CII. CII alleges and/or seeks the following remedies from the Company through arbitration. (1) That the Company has not computed and timely paid to CII all license fees under the Agreement, (2) That the Company has not timely reported to CII all license fees under the Agreement and is therefore obligated to pay CII a license fee 5 times the license fee which would have otherwise have been payable, (3) CII seeks payment of all license fees which are due for products sold under the Agreement, (4) CII seeks to terminate the Agreement effective August 22, 2002, (5) CII seeks to stop the Company from manufacturing and selling the machinery in the Agreement after August 22, 2002, (6) CII seeks the return of one copy of all design drawings in the Company's possession for the equipment in the Agreement, (7) CII may assert in the course of arbitration additional claims, (8) CII asks that all defenses the Company may assert be done in arbitration, (9) CII asks that all counterclaims which the Company may assert or arise out of the Agreement be done in arbitration, and (10) CII asks that the Company pay CII's attorney's fees.

         The Company has retained an attorney for this matter. The Company disputes and/or denies all of the controversies alleged by CII in its Petitioner's Notice of Intention to Arbitrate. The Company intends to vigorously defend itself against the claims alleged by CII and may assert certain claims against CII in the future.

         It is too early to predict the outcome of any arbitration findings for this matter. The dispute is in the early stages and no discovery has been conducted. Because of the early stage of this claim, we are unable to evaluate the likelihood of an outcome that would be materially unfavorable for the Company.

         Loss of the right to sell the products covered in the Agreement would significantly affect the Company's sales because that equipment accounts for a substantial portion of the Company's total sales. On December 31, 2002, the Company's balance sheet included accrued license fees payable to CII of $211,654, which is in dispute.

         The Company is involved in certain other legal proceedings arising in the normal course of business. An estimate of the possible loss, if any, resulting from these matters cannot be made at this time. However, management believes, based upon the advice of legal counsel, that the ultimate resolution of these matters will not have a material impact on the Company's consolidated financial statements.

Note 5 - Financing:

         The Company has a revolving line of credit with a commercial bank for borrowing up to $2.750 million. Borrowings against this line were $2.126 million on December 31, 2002. Because the loan matures on February 1, 2004, that amount is included in long-term debt on the balance sheet. The interest rate charged is the bank's prime rate, plus 3 percent. The rate was 7.25 percent on December 31, 2002. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.

         Long-term debt consists of the following:

                                      (Dollars in Thousands)
                                        December 31, 2002

Revolving line of credit .................   $2,126

Note payable, 9%, due in monthly
installments of $2,027 including
interest.  Final payment
due April, 2010 ..........................      130

Note payable for equipment, 9.3%,
due in monthly installments of $2,198
including interest.  Final payment due
in March, 2004 ...........................       31

Note payable for equipment, 8.97%, due in
monthly installments of $1,124 including
interest. Final payment due in March, 2003       22

Note payable for equipment, 9%, due in
monthly installments of $492 including
interest.  Final payment due in November,
2006 .....................................       19
                                             ------
                                              2,328

Less current portion .....................       54
                                             ------


                                             $2,274

         Equipment with an original cost of $215 thousand is pledged as collateral under the notes payable for equipment.

         Maturities of the long-term debt for the next five years are as follows:

                                        (Dollars in Thousands)
                  2003                         $    54
                  2004                           2,161
                  2005                              21
                  2006                              22
                  2007                              19
                  Thereafter                        51
                                               -------

                                               $ 2,328
                                               =======

         Maturities of the long-term debt for the next five years include $2.126 million due in February 2004 to the bank for the revolving line of credit, and $202 thousand, excluding interest, for equipment purchase contracts. Cash flow required to service the equipment purchase contracts over their remaining life, including interest, totals $238 thousand.

         The estimated fair value of long-term debt approximates carrying value at December 31, 2002, based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

Note 6 - Income Taxes:

         The tax benefit from the loss consists of the following:

                                     (Dollars in Thousands)
                                     Year Ended December 31,
                                     -----------------------
                                      2002            2001
                                      ----            ----

Current tax benefit                  $(290)          $(160)
Deferred taxes                        (165)           (283)
Valuation allowance                    314              --
Other adjustment                        (2)             --
                                     -----           -----

                                     $(143)          $(443)
                                     =====           =====

         The tax benefit from the loss differs from the federal statutory rate as follows:

                                               (Dollars in Thousands)
                                               Year Ended December 31,
                                               -----------------------
                                             2002                   2001
                                             ----                   ----

Tax benefit at statutory rate               $(447)                 $(450)
Valuation allowance                           314                     --
Permanent difference                            6                      4
Other                                         (16)                     3
                                            -----                  -----

                                            $(143)                 $(443)
                                            =====                  =====

         The components of deferred taxes included in the balance sheet as of December 31, 2002, are as follows:

                                                     (Dollars in Thousands)
                                                     ----------------------

Current deferred tax Assets:
  NOL tax carry-forward...........                           $403
  Inventory valuation reserve.....                             83
  Warranty reserve................                             41
  Allowance for doubtful accounts.                              5
  Vacation accrual................                             31
  Product liability reserve.......                             41
  263(a) costs....................                             31
                                                             ----
                                                              635
  Valuation allowance.............                           (314)
                                                             ----

                                                             $321
                                                             ====

Non-current deferred tax liabilities:
  Deferred DISC income............                           $245
  Excess tax depreciation.........                             76
                                                             ----

                                                             $321
                                                             ====

         The Company has a net operating loss carry-forward of $1.139 million that expires in 2017.

Note 7 - Commitments and Contingencies:

         The Company has an agreement granting it the exclusive right to manufacture and sell in the United States and most other countries printing equipment designed by Color Impact International, Inc. The grantor may purchase the equipment from the Company and resell it in Russia and China. Another company has the exclusive right to manufacture and sell the equipment in India. The agreement commenced on August 17, 1998, and is for a period of 10 years. It requires the Company to pay Color Impact International, Inc. a license fee equal to 7 percent of the gross selling price for the equipment. The minimum license fee is $70 thousand in any 12-month period from the commencement date. The Company may enhance or modify the equipment and commingle it with equipment of its own design. As explained in Note 4, the Company received a Petitioner's Notice of Intention to Arbitrate from Color Impact International, Inc. on January 23, 2003.

         The Company has leased a 49,000 square foot manufacturing and office facility located in Kent, Washington, since May 1988. The lease expires in November 2003, and includes a five-year renewal option. The total monthly payment is $16,155.

         Rental expense was $215 thousand in 2002 and $212 thousand in 2001.

         Remaining minimum rental commitments are as follows:

                            (Dollars in Thousands)
                            2003                 $173
                                                 ----

                                                 $173
                                                 ====

Note 8 - Market Segment and Concentration Information:

         Substantially all of the Company's operations relate to the manufacture and sale of printing presses and associated equipment. The Company markets its presses worldwide. International sales accounted for 11.2% of total sales in 2002 and 30.6% in 2001. The Company is not dependent on any country or region of the world for international sales and domestic sales are disseminated throughout the United States.

         Export sales of equipment by geographical area were as follows:

                                                 (Dollars in Thousands)
                                                 Year Ended December 31,
                                                 -----------------------
                                                  2002             2001
                                                  ----             ----

         Europe                                   $749            $  260
         Western Hemisphere                         --             1,205
         Asia                                       --                --
                                                  ----            ------

                                                  $749            $1,465
                                                  ====            ======

         The Company normally has one or more individual press sales which account for more than 10% of revenues in a given year. It is uncommon for a customer to place a large order for additional equipment in the years immediately following purchase of a press. On an ongoing basis, the Company does not believe it is dependent on any one customer for a significant portion of its business.

         In 2002, the Company did not have sales to any one customer that, as a percentage of total consolidated sales, was greater than 10%. In 2001, the Company had a sale to one customer that as a percentage of total consolidated sales accounted for 11.8% of total sales.

Note 9 - Accounts Receivable:

         Accounts receivable consist of the following at December 31, 2002:

                                               (Dollars in Thousands)
                           Trade receivables           $572
                           Less allowance for
                             doubtful accounts          (15)
                                                       ----

                           Accounts receivable, net    $557
                                                       ====

         Changes in the Company's allowance for doubtful accounts are as follows for the year ended December 31, 2002:

                                               (Dollars in Thousands)
                           Beginning balance           $37
                           Bad debt expense             24
                           Write-offs                  (53)
                           Recoveries                    7
                                                       ---

                           Ending balance              $15
                                                       ===

Note 10 - Product Warranty Liability:

         The changes in the Company's product warranty liability are as follows for the year ended December 31, 2002:

                                               (Dollars in Thousands)
         Liability, January 1, 2002                   $  97
         Warranty expense                               224
         Warranty claims                               (203)
                                                      -----

         Liability, December 31, 2002                 $ 118
                                                      =====

Note 11 - Retirement Savings Plan:

        The Company has a 401(k) plan covering all employees who have completed one year of service. Plan participants self-direct their investments choosing from eleven options sponsored by Merrill Lynch. The Company matches up to 25% of the first $4,000 contributed by the employee in a year. In addition, the Company may make a discretionary matching contribution. The total amount is determined by the Company's Board of Directors and allocated to the participants based on their contributions. There were no discretionary contributions in 2002 and 2001. Fees paid the administrator, plus the Company's matching contribution, totaled approximately $22 thousand in both 2002 and 2001.

Note 12 - Related Party Transactions:

         A director of the Company has an ongoing relationship with the Company as a supplier of sheet metal products and other miscellaneous parts. This relationship is expected to continue in the future. During the fiscal years ended December 31, 2002 and 2001, the Company purchased parts costing approximately $113 thousand and $84 thousand, respectively.

         Two non-management employees of the Company operate a part-time business rebuilding and selling used equipment manufactured by the Company. The Company contracts with them to rebuild some of its used presses. Most, but not all of their business, is with the company. The Company sells parts to them at its normal selling prices. In 2002 and 2001, they purchased parts totaling $62,915 and $86,976, respectively, from the Company. In 2002 and 2001, the Company purchased from them used equipment, rebuilding services, and used parts totaling $169,199 and $116,188, respectively. The Company, also, paid them storage fees of $10,000 in 2002 and $9,600 in 2001.