Form 10QSB
period 2003-03-31
WEB PRESS CORP
filed 2003-05-14
CIK 105183

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ending March 31, 2003
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
    OF THE EXCHANGE ACT

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

All reports during the preceding 12 months have been filed.
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate issuers): Common Stock, $.025 par value per share; 3,105,413 shares outstanding as of May 9, 2003.

                       Page 1 of 24 pages in this document

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

                                     PART I
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

                              WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


  ASSETS                                        March 31, 2003
                                                --------------

  Current Assets:
    Cash and cash equivalents ..................    $   --
      Accounts receivable, less
       allowance for doubtful
       accounts of $23 .........................       610
    Inventories ................................     3,638
    Deferred tax assets ........................       321
    Note receivable ............................        32
    Deposits ...................................        54
    Prepaid expenses ...........................       199
                                                    ------

    Total Current Assets .......................     4,854

  Machinery and Leasehold Improvements, at cost:
    Machinery and equipment ....................     3,623
    Leasehold improvements .....................       235
                                                    ------
                                                     3,858
  Less accumulated depreciation
    and amortization ...........................     3,261
                                                    ------

  Machinery and Leasehold
    Improvements (Net) .........................       597

  Note Receivable, less current portion ........        31
                                                    ------

  Total Assets .................................    $5,482
                                                    ======

The above figures are unaudited. The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY          March 31, 2003
                                              --------------

Current Liabilities:
  Note payable bank .........................    $ 1,926
  Accounts payable ..........................        751
  Customer deposits .........................        205
  Accrued expenses ..........................        872
  Current portion of long-term debt .........         55
                                                 -------

Total Current Liabilities ...................      3,809

Long-Term Debt, less current portion ........        134

Deferred Tax Liabilities ....................        321

Commitments

Stockholders' Equity:
  Common stock, par value $.025 per share:
  Authorized, 4,000,000 shares
  Issued, 3,436,513 shares ..................         86
  Paid-in capital ...........................        320
  Retained earnings .........................        909
                                                 -------

                                                   1,315

  Treasury stock, 331,100 shares at cost ....        (97)
                                                 -------

Total Stockholders' Equity ..................      1,218
                                                 -------

Total Liabilities and
 Stockholders' Equity .......................    $ 5,482
                                                 =======

The above figures are unaudited. The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                      Consolidated Statements of Operations

                      For the three months ended March 31,
                (Dollars in Thousands Except Earnings Per Share)


                                    2003        2002
                                  -------     -------

Sales ........................    $ 2,331     $ 1,134

Cost of sales ................      1,743       1,165
                                  -------     -------
                                      588         (31)
Selling, general and
  administrative expenses ....        346         391
Research & Development Expense         82          43
                                  -------     -------
                                      160        (465)

Other Income .................          3           6
Interest expense .............        (55)        (64)
                                  -------     -------
                                      (52)        (58)
                                  -------     -------
Earnings (loss) before taxes
  (benefit) ..................        108        (523)

Taxes (benefit) on earnings
  (loss) .....................         --        (141)
                                  -------     -------

Net earnings (loss) ..........    $   108     $  (382)
                                  =======     =======

Basic and diluted earnings
  (loss) per share ...........    $   .03     $  (.12)
                                  =======     =======

The above figures are unaudited. The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the three months ended March 31,
                             (Dollars in Thousands)

                                           2003      2002
                                          -----     -----

Cash flows from operating activities:
  Net earnings (loss) ................    $ 108     $(382)
  Adjustments to reconcile net
  earnings (loss) to net cash provided
  (used) by operating activities:
    Depreciation and amortization ....       35        37
    Inventory valuation reserve ......       24        13
    Provision for losses on accounts
      receivable .....................       10         5
    Deferred taxes ...................       --      (141)

    Increase (Decrease) in cash from
    changes in operating accounts:

      Accounts receivable ............      (63)      748
      Inventory ......................     (325)     (348)
      Deposits .......................       --       (23)
      Prepaid expenses ...............     (133)       22
      Accounts payable ...............      315       189
      Customer deposits ..............      154       (30)
      Accrued expenses ...............       37       (44)
                                          -----     -----


      Total adjustments ..............       54       428
                                          -----     -----

  Net cash provided by
    Operating activities .............      162        46

Cash flows from investing activities:
  Capital expenditures ...............       (4)      (15)
  Payments on note receivable ........       55        --
                                          -----     -----

Net cash provided (used)
 by investing activities .............       51       (15)


(Continued on the following page)

(Continued from the previous page)

Cash Flows from financing activities:

  Payments on long-term debt .....................      (13)      (13)
  Net (payments)borrowings under
    line of credit ...............................     (200)      170
                                                      -----     -----

  Net cash provided(used) by financing
    activities ...................................     (213)      157
                                                      -----     -----

Net increase in cash and cash
  equivalents ....................................       --       188

Cash and cash equivalents
  at beginning of period .........................       --        --
                                                      -----     -----

Cash and cash equivalents
  at end of period ...............................    $  --     $ 188
                                                      =====     =====

Supplemental disclosures of cash flow information:

  Cash was paid during the period for:

  Interest .......................................    $  54     $  51

  Non-cash investing activities:

  Acceptance of note receivable for sale
    of inventory .................................    $ 118        --



The above figures are unaudited. The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

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

Inventories were classified as follows:

                                (Dollars in Thousands)
                                    March 31, 2003
                                    --------------

    Raw materials and parts
    (including subassemblies).....      $2,121
    Work-in-progress..............         662
    Finished goods................         627
    Used equipment................         228
                                        ------

                                        $3,638
                                        ======

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

Fully depreciated or fully amortized assets which are no longer in use or are not identifiable are written off by charges to the allowance for accumulated depreciation and amortization. When assets are retired or disposed of, the costs and accumulated depreciation of such assets are removed from the accounts and the difference between the net depreciated cost and the amount received is recorded in the statement of operations.

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

Research and development costs
------------------------------

Research and development costs are expensed as incurred. Total research and development costs charged to operations during the quarter ended March 31, 2003 and 2002 were $82 thousand and $43 thousand, respectively.

Income taxes
------------

Income taxes are provided on income for financial reporting purposes without regard to the period in which such taxes are payable. Deferred taxes are provided for all significant items which are reported for tax purposes in different periods than the consolidated statements of earnings. Investment tax credits are recorded as a reduction of federal income taxes in the year available. When the Company's utilization of deferred tax assets is dependent upon future profits, which are not reasonably assured, a valuation allowance for deferred tax assets is provided. The Company utilized its net operating loss carryforwards to offset income tax expense.

Earnings per share
------------------

Earnings per share-basic and diluted were calculated based on the weighted average number of shares outstanding. The weighted average-basic and diluted number of shares outstanding was 3,105,413 in 2003 and 2002. The Company has no potentially dilutive securities outstanding.

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

The changes in the Company's product warranty liability were as follows for the quarter ended March 31, 2003:

                                          (Dollars in Thousands)
         Liability, January 1, 2003....           $118
         Warranty expense..............             33
         Warranty claims...............            (16)
                                                  ----

         Liability, March 31, 2003.....           $135
                                                  ====

Note 2 - Management Plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements in the Company's 2002 Form 10-KSB, the Company incurred a net loss of $1.173 million in 2002 and $879 thousand in 2001. The Company had net earnings of $108 thousand in the first quarter of 2003.

The Company must reduce its line of credit with the bank by $50 thousand on June 1, 2003; October 1, 2003; and repay the then outstanding balance on the note (a maximum of $2.6 million) on February 1, 2004. The bank has asked the Company to secure financing from another lender by February 1, 2004. The Company has contacted several other commercial banks and lenders about its financing needs and believes that it will be able to secure new financing by that date if the Company operates profitably during the second and third quarters of 2003.

The Company's backlog of firm orders at any point in time is not sufficient to meet a full year's operating needs. It is management's belief that sufficient orders will continue to be received from domestic and foreign markets, along with additional financing, to meet liquidity requirements in the upcoming year. As of May 1, 2003, the Company's firm orders for delivery of new printing presses in the second quarter of 2003 are $2.028 million.

The Company believes it will be able to obtain new financing if it operates profitably during the first nine months of 2003; however, there can be no assurance that this will occur. Likewise, new financing may not be available in a sufficient amount or on acceptable terms even if the Company operates profitably in the first nine months of 2003.

Periodically the Company borrows funds from corporate officers to meet short-term working capital requirements. Promissory notes are issued to the lender and the notes are repaid when Company cash flow permits, usually within 30 to 60 days.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Financing:

The Company has a revolving line of credit with a commercial bank for borrowing up to $2.7 million. Borrowings against this line were $1.926 million on March 31, 2003. The loan matures on February 1, 2004. The interest rate charged is the bank's prime rate, plus 3 percent. That rate was 7.25 percent on March 31, 2003. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.

         Long-term debt consists of the following:

                                           (Dollars in Thousands)
                                               March 31, 2003

Note payable, 9%, due in monthly
installments of $2,027 including
interest.  Final payment
due April, 2010...........................          $127

(Continued on the following page)

(Continued from the previous page)

Note payable for equipment, 9.3%,
due in monthly installments of $2,198
including interest.  Final payment due
in March, 2004............................            25

Note payable for equipment, 8.97%, due in
monthly installments of $1,124 including
interest. Final payment due in March, 2004            19

Note payable for equipment, 9%, due in
monthly installments of $492 including
interest.  Final payment due in November,
2006......................................            18
                                                    ----
                                                     189

Less current portion......................            55
                                                    ----

                                                    $134
                                                    ====

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

Loss of the right to sell the products covered in the Agreement would significantly affect the Company's sales because that equipment accounts for a substantial portion of the Company's total sales. On March 31, 2003, the Company's balance sheet includes accrued license fees payable to CII of $320,589, which is in dispute.

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


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CRITICAL ACCOUNTING POLICIES


The Company's analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. The Company applies accounting policies within US

GAAP that management believes are appropriate to accurately and fairly report the Company's operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions along with other factors. The Company's accounting policies are stated in Note 3 to the consolidated financial statements dated December 31, 2002. The Company believes the following accounting policies and estimates are critical to understanding the results of operations and affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue recognition -- The Company recognizes revenue from sales of manufactured products under firm contracts generally at the time the equipment ships. All freight and installation costs are accrued at the time revenue is recognized. Estimated costs related to product warranties are accrued at the time of sale. Proceeds received on contracts prior to recognition as a sale are recorded as customer deposits. Parts and service sales are recognized when the parts ship and after service has been performed.

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

Inventories - Raw materials, work-in-progress and finished goods are stated at the lower of average cost or market. Because of the long life cycle of the Company's products and the large number of low sales volume parts needed in inventory to service older presses, the Company maintains a valuation reserve for raw materials and parts inventories to cover their obsolescence. The Company maintains a second valuation reserve for used equipment to reduce used equipment valuations to the lower of cost or market.

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

Income Taxes - The Company records an income tax valuation allowance when the realization of certain deferred tax assets, net operating losses and capital loss carryforwards is not assured. These deferred tax assets represent expenses recognized for financial reporting purposes, which may result in tax deductions in the future. Certain judgments, assumptions and estimates may affect the carrying value of the valuation allowance and income tax expense in the consolidated financial statements.

OPERATING RESULTS

Total sales in the first quarter of 2003 increased 105.6 percent to $2.331 million. In 2002, first quarter sales were $1.049 million. First quarter sales in 2003 were the highest they have been since the first quarter of 1990, when the Company had sales of $3.506 million. In both the first quarter of 2002 and 2001 sales were well below normal levels for the Company due to the economic recession. In 2000, first quarter sales were $2.241 million. Steady advertising revenues and newsprint costs during the past five or six months for newspapers and commercial printers may have caused their earnings to improve. As a direct result of this, the Company's sales of printing equipment during the last six months have improved compared with the past two years. The table below compares domestic, international and total sales by category for the first quarter of 2003 with the first quarter of 2002:

                                     (Dollars in Thousands)
                        Domestic          International           Total
                      2003    2002       2003      2002       2003     2002
                      ----    ----       ----      ----       ----     ----
New equipment        $1,554  $  589     $  268    $    -     $1,822   $  589
Used equipment          168     237          -         -        168      237
Parts & service         250     223         91        85        341      308
                     ------  ------     ------    ------     ------   ------

Total sales          $1,972  $1,049     $  359    $   85     $2,331   $1,134
                     ======  ======     ======    ======     ======   ======

New equipment sales increased to $1.822 million in 2003 from $589 thousand 2002. Parts and service sales increased slightly in 2003 to $341 thousand from 2002 sales of $308 thousand. The Company has firm orders for new printing press to be delivered in the second quarter of 2003 of $2.028 million. On a quarter-by-quarter basis, the Company expects sales in 2003 to exceed 2002. The Company expects newspapers to continue purchasing printing equipment as the economy improves and advertising revenues increase slightly this year.

Cost of sales, as a percentage of sales, was 74.8 percent in the first quarter 2003. In 2002, it was 102.7 percent. In 2002, the percentage would have been
76.9 percent if the Company had not expensed and additional $100,000 to increase the warranty reserve to cover the cost of retrofitting certain equipment. The profit margin on parts sales was essentially the same in both 2003 and 2002. The Company charged $24 thousand and $13 thousand to expense in 2003 and 2002, respectively, for inventory valuation adjustments.

The Company has slowly continued to increase the number of different parts it is having manufactured in China and India. As a result of this, unit costs have and should continue to decline. The Company intends to continue outsourcing more of its manufactured parts in the future.

Selling, general and administrative expenses in the first quarter were $346 thousand in 2003 and $391 thousand in 2002. Selling expenses decreased $57 thousand to $188 thousand in the first quarter of 2003 compared with the first quarter of 2002. Advertising and promotional expenditures decreased $35 thousand to $40 thousand in 2003 compared with $76 thousand in 2002. Payroll and compensation expense decreased $17 thousand because there were no sales management fees in 2003. Part of this savings was offset by higher incentive compensation. General and administrative expenses increased $14 thousand to $159 thousand in the first quarter of 2003, compared with $145 thousand in 2002. The increase was primarily the result of the reinstatement in January 2003 of management compensation to its May 2001 basis. In June 2001, management took a 20 percent compensation reduction. Other expenses did not change significantly.

Interest expense was $55 thousand in the first quarter of 2003, a decrease of $9 thousand from $64 thousand in the first quarter of 2002. The average interest rate on the Company's revolving line of credit from the bank was 7.25 percent in 2003 and 7.75 percent in 2002. Average borrowings against the Company's revolving line of credit with the bank in 2003 were $2.244 million in the first quarter compared with $2.365 million for the same period in 2002.

The Company had a net earnings of $108 thousand in the first quarter 2003 due to the increase in new equipment sales in 2003 compared with 2002. In the first quarter of 2002, the Company had a net loss of $382 thousand.

The Company responded to the economic slowdown in late 2000 by cutting back production and reducing the size of its labor force. Additional reductions were made in early 2001. The Company continued to operate at reduced employment levels throughout most of 2002. The Company increased its employment slightly in the first quarter of 2003. The Company believes that more normal market conditions are beginning to return. The marketing program that began in the third quarter of 2001 has significantly increased the number of active prospects the Company is presently working with. The Company is working with several prospects for complete press-lines, and presently has pending projects for the Quad-Stack perfector from a growing number of users of competitive manufacturers' equipment.

The Company's operating results for the first quarter of 2003 are not necessarily indicative of results to be expected for the full year, particularly because of the high value of each order for the Company's equipment and their irregular timing.

LIQUIDITY
---------

Net working capital was $1.045 million and the current ratio was 1.3:1 on March 31, 2003. Net cash provided by operating activities was $162 thousand in the first quarter of 2003. Changes in working capital components from December 31, 2002, include an increase in accounts receivable of $63 thousand; an increase in inventory of $325 thousand; an increase in prepaid expenses of $133 thousand; an increase in accounts payable of $315 thousand; and an increase in customer deposits of $154 thousand.

On March 31, 2003, raw materials and parts inventories had increased $553 thousand; work-in-progress had decreased $86 thousand; finished goods had decreased $111 thousand; and used equipment had decreased $173 thousand, from December 31, 2002.

As explained in Note 4 (Legal Proceedings) to these financial statements, the Company is in the early stages of an arbitration proceeding with Color Impact International, Inc. (CII). It is too early to predict the outcome of any arbitration findings for the dispute as no discovery has been conducted. We are, therefore, unable to evaluate the likelihood of an outcome that would be materially unfavorable for the Company. On March 31, 2003, the Company's balance sheet included accrued license fees payable to CII of $320,589, which is in dispute.

Funds provided by operations are the Company's primary source of liquidity. In addition, the Company uses short-term debt from a revolving line of credit with a commercial bank to finance fluctuating working capital requirements. On March 31, 2003, the Company had additional borrowing capacity of $774 thousand from its $2.7 million line of credit.

Periodically the Company borrows funds from corporate officers to meet short-term working capital requirements. Promissory notes are issued to the lender and the notes are repaid when Company cash flow permits, usually within 30 to 60 days.

The Company's backlog of firm orders at any point in time is not sufficient to meet a full year's operating needs. It is management's belief that sufficient orders will continue to be received from domestic and foreign markets, along with additional financing, to meet liquidity requirements in the upcoming year. As of May 1, 2003, the Company's firm orders for delivery of new printing presses in the second quarter of 2003 are $2.028 million.

CAPITAL RESOURCES
-----------------

Total assets were $5.482 million on March 31, 2003, an increase of $401 thousand from December 31, 2002. Stockholders' equity increased $108 thousand from December 31, 2002, to $1.218 million on March 31, 2003. Long-term debt was $134 thousand.

Long-term financing in the form of secured notes is used to acquire manufacturing equipment. The Company has not incurred any new long-term debt in 2003.

The Company accepted a promissory note receivable for $118 thousand in the first quarter of 2003 for the sale of certain used equipment. The note required the grantor to make one $50 thousand payment to the Company by January 15, 2003; followed by 24 monthly payments of $3,300 commencing on February 1, 2003.

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

                             CONTROLS AND PROCEDURE

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

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

     99.1 Certification of Gary B. Palmer, Chairman and Chief Executive Officer of Web Press Corporation, pursuant to 18 U.S.C. Section 1350.

     99.2 Certification of Craig L. Mathison, Vice President of Finance and Chief Accounting Officer of Web Press Corporation, pursuant to 18 U.S.C. Section 1350.

(b) Reports on Form 8-K -- There are no reports on Form 8-K filed for the three months ending March 31, 2003.


                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WEB PRESS CORPORATION
                                ---------------------
                                    (Registrant)


May 9, 2003                     /s/Gary B. Palmer
-----------                     -----------------------------
Date                            Gary B. Palmer, President


May 9, 2003                     /s/Craig L. Mathison
-----------                     -----------------------------
Date                            Craig L. Mathison
                                Vice President of Finance
                                (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Gary B. Palmer, CERTIFY that:

(1) I have reviewed this quarterly report on Form 10-QSB of Web Press
Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"; and

     C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including and corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 9, 2003                           /s/ Gary B. Palmer
                                             ----------------------------------
                                             Gary B. Palmer
                                             Chairman & Chief Executive Officer
                                             (Principal Executive Officer)

                                 CERTIFICATIONS

I, Craig L. Mathison, CERTIFY that:

(1) I have reviewed this quarterly report on Form 10-QSB of Web Press
Corporation;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"; and

     C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

  (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including and corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 9, 2003                               /s/ Craig L. Mathison
                                                 ------------------------------
                                                 Craig L. Mathison
                                                 Vice President of Finance
                                                 (Principal Accounting Officer)