Form 10QSB
period 2003-06-30
WEB PRESS CORP
filed 2003-08-13
CIK 105183

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ending June 30, 2003
                          -------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
       OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number 0-7267
                       ------

                              WEB PRESS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Washington                                   91-0851298
-------------------------------                     -------------------
(State or other jurisdiction of                       I.R.S. Employer
 incorporation or organization)                     Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate issuers): Common Stock, $.025 par value per share; 3,105,413 shares outstanding as of August 8, 2003.

                       - - - - - - - - - - - - - - - - - -

                       Page 1 of 23 pages in this document

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

                                     PART I

                              FINANCIAL INFORMATION

                              WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


    ASSETS                                   June 30, 2003
                                             -------------

Current Assets:
    Cash and cash equivalents ................   $   --
    Accounts receivable, less
      allowance for doubtful
      accounts of $47 ........................      411
    Inventories ..............................    3,527
    Deferred tax assets ......................      321
    Note-receivable ..........................       33
    Deposits .................................       43
  Prepaid expenses ...........................      138
                                                 ------

Total Current Assets .........................    4,473

Machinery and Leasehold Improvements, at cost:
    Machinery and equipment ..................    3,635
    Leasehold improvements ...................      238
                                                 ------
                                                  3,873

    Less accumulated depreciation
    and amortization .........................    3,279
                                                 ------

Machinery and Leasehold
    Improvements (Net) .......................      594

Note Receivable, less current portion ........       22
                                                 ------


Total Assets .................................   $5,089
                                                 ======


    The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                              WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY          June 30, 2003
                                              -------------

Current Liabilities:
     Notes payable bank .....................   $ 1,851
     Accounts payable .......................       512
     Customer deposits ......................        57
     Accrued expenses .......................       830
     Current portion of long-term debt ......        50
                                                -------

Total Current Liabilities ...................     3,300

Long-Term Debt, less current portion ........       126

Deferred Tax Liabilities ....................       321

Commitments .................................        --

Stockholders' Equity:
     Common stock, par value $.025 per share:
      Authorized, 4,000,000 shares
      Issued, 3,436,513 shares ..............        86
     Paid-in capital ........................       320
     Retained earnings ......................     1,033
                                                -------

                                                  1,439

     Treasury stock, 331,100 shares at cost .       (97)
                                                -------

Total Stockholders' Equity ..................     1,342
                                                -------

Total Liabilities and
   Stockholders' Equity .....................   $ 5,089
                                                =======


The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                              WEB PRESS CORPORATION

                      Consolidated Statements of Operations

                  For the three and six months ended June 30th,
                (Dollars in Thousands Except Earnings Per Share)

                                   THREE MONTHS               SIX MONTHS
                                   ------------               ----------
                                2003         2002         2003         2002
                                ----         ----         ----         ----

Sales ...................     $ 2,611      $ 2,303      $ 4,942      $ 3,437

Cost of sales ...........       1,946        1,819        3,689        2,984
                              -------      -------      -------      -------
                                  665          484        1,253          453
Selling, general and
  administrative
  expenses ..............         468          442          814          833
Research & development
   expense ..............          31          154          113          197
                              -------      -------      -------      -------
                                  166         (112)         326         (577)

Other income ............           2            1            5            7
Interest expense ........         (44)         (33)         (99)         (97)
                              -------      -------      -------      -------
                                  (42)         (32)         (94)         (90)

Earnings (loss) before
  Taxes (benefit) .......         124         (144)         232         (667)

Taxes (benefit) on earn-
  ings (loss) ...........          --           --           --         (141)
                              -------      -------      -------      -------

Net basic and diluted
  earnings (loss) .......     $   124      $  (144)     $   232      $  (526)
                              =======      =======      =======      =======

Basic and diluted earn-
  ings (loss) per share .     $   .04      $  (.05)     $   .07      $  (.17)
                              =======      =======      =======      =======


The above figures are unaudited. The accompanying notes are an integral part of these statements of operations.

                              WEB PRESS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the six months ended June 30th,
                             (Dollars in Thousands)

                                               2003       2002
                                               ----       ----

Cash flows from operating activities:
  Net earnings (loss) ...................     $ 232      $(526)
  Adjustments to reconcile net
  earnings (loss) to net cash provided
  (used)by operating activities:
    Depreciation and amortization .......        67         74
     Provision for losses on accounts
      receivable ........................        32         (3)
     Deferred taxes on income ...........        --       (141)
     Inventory valuation reserve ........        22         37
     Loss on retirement of plant assets .         1         --
    Increase (Decrease) in cash from
    changes in operating accounts:

      Accounts receivable ...............       114        114
      Inventory .........................      (212)       (65)
       Deposits .........................        11        (22)
      Prepaid expenses ..................       (72)       (24)
      Accounts payable ..................        76        262
      Customer deposits .................         6        (46)
      Accrued expenses ..................        (5)       113
                                              -----      -----

      Total adjustments .................        40        299
                                              -----      -----


    Net cash provided (used) by operat-
       ing activities ...................       272       (227)
                                              -----      -----

Cash flows from investing activities:
  Capital expenditures ..................       (36)       (27)
  Proceeds from retirement of assets ....         2          1
  Payments on notes receivable ..........        63         --
                                              -----      -----


Net cash provided (used)
  by investing activities ...............        29        (26)
                                              -----      -----

Continued on following page
---------------------------

Continued from previous page
----------------------------


Cash flows from financing activities:
  Proceeds from issuance of short-term
    notes ........................................        --         75
  Payments on long-term debt .....................       (26)       (24)
  Net borrowings (payments) under
    line of credit ...............................      (275)       202
                                                       -----      -----

  Net cash provided (used) by
    financing activities .........................      (301)       253
                                                       -----      -----

Net increase (decrease) in cash ..................        --         --

Cash and cash equivalents
     at beginning of period ......................        --         --
                                                       -----      -----

Cash and cash equivalents
     at end of period ............................     $  --      $  --
                                                       =====      =====

Supplemental disclosures of cash flow information:

Cash was paid during the period for:
  Interest .......................................     $ 100      $ 114
                                                       =====      =====

Non-cash investing activities:

Acceptance of note receivable for sale
  of inventory ...................................     $ 118      $  --

The above figures are unaudited. The accompanying notes are an integral part of these statements of cash flows.

                              WEB PRESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2003

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

Inventories were classified as follows:

                                (Dollars in Thousands)
                                   June 30, 2003
                                   -------------

    Raw materials and parts
    (including subassemblies).....    $2,219
    Work-in-progress..............       871
    Finished goods................       250
    Used equipment................       187
                                      ------

                                      $3,527
                                      ======

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

Research and development costs
------------------------------

Research and development costs are expensed as incurred. Total research and development costs charged to operations during the six months ended June 30, 2003 and 2002 were $113 thousand and $197 thousand, respectively.

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

Earnings per share
------------------

Earnings per share-basic and diluted were calculated based on the weighted average number of shares outstanding. The weighted average-basic and diluted number of shares outstanding were 3,105,413 in 2003 and 2002. The Company has no potentially dilutive securities outstanding.

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

The changes in the Company's product warranty liability were as follows for the six months ended June 30, 2003:

                                             (Dollars in Thousands)
         Liability, January 1, 2003....              $118
         Warranty expense..............                 9
         Warranty claims...............               (41)
                                                     ----

         Liability, June 30, 2003......              $ 86
                                                     ====

Note 2 - Management Plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements in the Company's Form 10-KSB, the Company incurred a net loss of $1.173 million in 2002 and $879 thousand in 2001. The Company had net earnings of $232 thousand in the first six months of 2003.

The Company must reduce its line of credit with the bank by $50 thousand on October 1, 2003; and repay the then outstanding balance on the note (a maximum of $2.6 million) on February 1, 2004. The bank has asked the Company to secure financing from another lender by February 1, 2004.

The Company has contacted several other commercial banks and lenders about its financing needs and believes that it will be able to secure new financing by that date if the Company operates profitably during each of the first three quarters of 2003. The

Company has operated profitably in the first and second quarter of 2003; however, the Company is unsure if it will be able to operate profitably in the third quarter of 2003. If the Company does not operate profitably in the third quarter of 2003 it most likely will have to negotiate an extension of the maturity date of its present line of credit with its current bank.

The Company's backlog of firm orders at any point in time is not sufficient to meet a full year's operating needs. It is management's belief that sufficient orders will continue to be received from domestic and foreign markets, along with additional financing, to meet liquidity requirements in the upcoming year. As of August 4, 2003, the Company's firm orders for delivery of new printing presses for the remainder of 2003 are $760 thousand.

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

Note 3 - Financing:

The Company has a revolving line of credit with a commercial bank for borrowing up to $2.650 million. Borrowings against this line were $1.851 million on June 30, 2003. The loan matures on February 1, 2004. The interest rate charged is the bank's prime rate, plus 3 percent. That rate was 7 percent on June 30, 2003. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.

Long-term debt consists of the following:

                                        (Dollars in Thousands)
                                            June 30, 2003
                                            -------------

Note payable, 9%, due in monthly
installments of $2,027 including
interest.  Final payment
due April, 2010..............................    $124

Note payable for equipment, 9.3%,
due in monthly installments of $2,198
including interest.  Final payment due
in March, 2004...............................      19

Note payable for equipment, 8.97%, due in
monthly installments of $1,124 including
interest. Final payment due in March, 2004...      16

Note payable for equipment, 9%, due in
monthly installments of $492 including
interest.  Final payment due in November,
2006.........................................      17
                                                 ----
                                                  176

Less current portion.........................      50
                                                 ----

                                                 $126
                                                 ====

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

The Company has responded to CII's claim that the Company is in default of the Agreement by failing to make timely license payments and alleged failure to deliver drawings.

With respect to the first alleged default, an alleged failure to timely pay the Company believes it has, in fact, overpaid CII by $117,860 up to the point the dispute commenced. Therefore, the Company has paid CII all amounts the Company owes CII prior to the dispute. The Company and CII agreed not to include accommodation costs in the gross selling price to calculate the license fee due CII on the sale of each press. The Company believes both parties inadvertently overlooked the treatment of the license fee to be paid CII when they entered into the Agreement. That is, that they intended to treat the license fee as an accommodation cost, too--that the license fee should not be added to the selling price and then a new, higher license fee calculated. CII's claim in this matter is based on inclusion of the fee in the license fee calculation basis by adding it to the sales value of the equipment to come up with a selling price that reconciles to the contract price. Under that treatment, the license fee is no longer being treated as an accommodation, but rather as revenue, it therefore concomitantly becomes a cost that should also be included in cost of sales to properly calculate the gross profit percentage used to determine the portion of the sale that is attributable to CII products.

With respect to the second alleged default, an alleged failure to deliver timely drawings and copies thereof, the Company provided CII with copies of United Parcel Service records that indicated the drawings were delivered via United Parcel Service and shipped on April 12, 2001, to CII's president.

The Company asserts the following affirmative defenses with respect to CII's claims. (1) CII fails to state a claim upon which relief can be granted. (2) CII's claims are barred by the doctrines of waiver, estoppel, ratification, and/or unclean hands. (3) CII's claims are barred by failure of consideration, mutual mistake, unilateral mistake and/or fraud in the inducement. (4) CII has breached the Agreement. (5) CII's damages, if any, were caused by its own actions or failures to act. (6) CII's damages, if any, were caused by actions or inactions of third parties over whom the Company has had no right to control. (7) CII's damages, if any, should be reduced by its own comparative or contributory negligence. (8) The Company is entitled to offset any damages claimed by CII. And (9) CII has failed to mitigate its damages, if any.

The Company believes the genesis of this dispute is CII's failure to provide plans and specifications for a printing press capable of producing quality copies at the speed (40,000 impressions per hour) it expressly represented would be possible in the Agreement between CII and the Company dated March 20, 1998. The Company alleges the press has failed to perform according to CII's representations and, as a result, the Company has asserted counter claims alleging that the Company has suffered millions of dollars in damages, lost market share, goodwill and profits.

The Company's counter claims assert that CII: (1) misrepresented or omitted material facts in the Agreement concerning the press including its inability to produce high-quality printing at a rate of 40,000 IPH; (2) breached the Agreement by not providing plans and specifications to enable the Company to manufacture and sell a press line that produced high quality printing at 40,000 IPH; (3) failure to provide plans and specifications sufficient to produce a press line that produced high quality printing at 40,000 IPH is a breach of expressed and implied warranties, including but not limited to the warranties of merchantability and fitness for particular purpose; and (4) misrepresentations and breaches have unjustly enriched it at the expense of the Company. The Company asserts that it has been damaged in an amount to be proven at arbitration, but believed in excess of $30 million.

An arbitration hearing is scheduled to commence on September 15, 2003. The hearing is expected to last seven days. The Company is unable to predict the outcome of any arbitration findings for this matter.

Loss of the right to sell the products covered in the Agreement would significantly affect the Company's sales because that equipment accounts for a substantial portion of the Company's total sales. On June 30, 2003, the Company's balance sheet included accrued license fees payable to CII of $376,938, which is in dispute.

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


CRITICAL ACCOUNTING POLICIES
----------------------------

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

OPERATING RESULTS
-----------------

Total sales for the first six months of 2003 increased 43.8 percent to $4.942 million. In 2002, sales for the first six months were

$3.437 million. Second quarter sales in 2003 were $2.611 million compared with $2.303 million in 2002. Sales for the first six months in 2003 were the highest they have been since 2000, when the Company had sales of $5.124 million for the six-month period. In the first six months of both 2002 and 2001 sales were well below normal levels for the Company because of the economic recession. Slowly increasing advertising revenues and newsprint costs during the past eight or nine months for newspapers and commercial printers may have caused their earnings to improve. As a direct result of this, the Company's sales of printing equipment during the last nine months have improved compared with the prior two years. The table below compares domestic, international and total sales by category for the first six months of 2003 with the corresponding period in 2002:

                             (Dollars in Thousands)
                      Domestic     International      Total
                    2003    2002    2003   2002   2003    2002
                    ----    ----    ----   ----   ----    ----
New equipment      $3,264  $1,760   $831   $372  $4,095  $2,132
Used equipment        168     677     -      -      168     677
Parts & service       513     445    166    183     679     628
                   ------  ------   ----   ----  ------  ------

Total sales        $3,945  $2,882   $997   $555  $4,942  $3,437
                   ======  ======   ====   ====  ======  ======

New equipment sales increased to $4.095 million in 2003 from $2.132 million 2002. Parts and service sales increased slightly in 2003 to $679 thousand from 2002 sales of $628 thousand. The Company has firm orders for new printing presses to be delivered in the third and fourth quarters of 2003 of $760 thousand. On a quarter-by-quarter basis, the Company expects sales in 2003 to exceed 2002. The Company believes newspapers will continue purchasing printing equipment as the economy improves and advertising revenues increase slowly over the next year.

Cost of sales, as a percentage of sales, was 74.7 percent in the first half 2003. In 2002, it was 86.8 percent. In 2002, the percentage would have been 77.2 percent if the Company had not expensed an additional $330 thousand to increase the warranty reserve to cover the cost of retrofitting certain equipment. In June 2003, the Company reduced its warranty reserve by $60 thousand because actual warranty expense per unit-month has declined significantly during the first six months of 2003 compared with prior periods. The profit margin on parts sales was essentially the same in both 2003 and 2002. The Company charged $46 thousand and $49 thousand to expense in 2003 and 2002, respectively, for inventory valuation adjustments.

The Company has slowly continued to increase the number of different parts it is having manufactured in China and India. As a result of this, unit costs have declined. The Company intends to continue outsourcing more of its manufactured parts in the future.

Selling, general and administrative expenses in the second quarter were $468 thousand in 2003 and $442 thousand in 2002, an increase of 5.9 percent. For the six-month period they were $814 thousand in 2003 and $833 thousand in 2002, a decrease of 2.3 percent. Selling expenses decreased $82 thousand to $446 thousand in the first six months of 2003 from $528 thousand in the first six months of 2002. Payroll and compensation expense decreased $24 thousand in 2003 compared with 2002 because there were no sales management fees paid in 2003. Part of this savings was offset by higher incentive compensation. Advertising and promotional expenditures decreased $21 thousand to $98 thousand in 2003 compared with $119 thousand in 2002. Travel expenses of $21 thousand in 2003, compared with $48 thousand in 2002. General and administrative expenses increased $58 thousand to $367 thousand in the first six months of 2003, compared with $309 thousand in 2002. Bad debts expense was increased in June 2003 to cover a $30 thousand final payment on a press sale that the Company has not been able to collect. In January 2003, management compensation was reinstated to its May 2001 basis, resulting in higher compensation expense in 2003 compared with 2002. Management took a 20 percent compensation reduction in June 2001. Other expenses did not change significantly.

Interest expense was $44 thousand in the second quarter of 2003 and $99 thousand for the first six months, compared with $33 thousand and $97 thousand for the respective periods in 2002. The average interest rate on the Company's revolving line of credit from the bank was 7.25 percent in the second quarter and for the first six months of 2003. In 2002, it was 7.75 percent in both of the corresponding periods. Average borrowings against the Company's revolving line of credit with the bank in 2003 were $1.987 million in the second quarter and $2.142 million for the first six months, compared with $2.595 million and $2.495 million for the respective periods in 2002.

The Company had net earnings of $124 thousand in the second quarter and $232 thousand for the first six months of 2003. In 2002, the Company had a net loss of $144 thousand in the second quarter and a net loss of $526 thousand for the first six months. The improved operating results in 2003 compared with 2002 are a result of increased sales of new equipment in 2003 compared with 2002.

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

The Company's operating results for the first six months of 2003 are not necessarily indicative of results to be expected for the full year, particularly because of the high value of each order for the Company's equipment and their irregular timing. Sales in the third quarter will be lower than they have been in each of the first two quarter 2003 and the Company will likely will have an operating loss in the third quarter, followed by an operating profit in the fourth quarter. The Company expects to operate profitably for the year.

LIQUIDITY
---------

Net working capital was $1.173 million and the current ratio was 1.4:1 on June 30, 2003. In February 2003, the Company's promissory note with the bank that matures on February 1, 2004, was moved from long-term debt to current liabilities on the balance sheet. During the first six months of 2003, net cash provided by operating activities was $272 thousand. Changes in working capital components from December 31, 2002, include a decrease in accounts receivable of $146 thousand; a decrease in inventory of $190 thousand; an increase in prepaid expenses of $72 thousand; an increase in accounts payable of $76 thousand; a decrease in accrued expenses of $5 thousand; and an increase in customer deposits of $6 thousand.

On June 30, 2003, raw materials and parts inventories had increased $744 thousand; work-in-progress had decreased $362 thousand; finished goods had decreased $415 thousand; and used equipment had decreased $261 thousand, from December 31, 2002.

As explained in Note 4 (Legal Proceedings) to these financial statements, the Company is in an arbitration proceeding with Color Impact International, Inc.
(CII). The Company is not able to predict the outcome of any arbitration findings for the dispute. We are, therefore, unable to evaluate the likelihood of an outcome that would be materially unfavorable for the Company. On June 30, 2003, the Company's balance sheet included accrued license fees payable to CII of $376,938, which is in dispute. On December 31, 2002, the amount was $211,654.

Funds provided by operations are the Company's primary source of liquidity. In addition, the Company uses short-term debt from a revolving line of credit with a commercial bank to finance fluctuating working capital requirements. On June 30, 2003, the Company had additional borrowing capacity of $799 thousand from its $2.650 million line of credit.

Periodically the Company borrows funds from corporate officers to meet short-term working capital requirements. Promissory notes are issued to the lender and the notes are repaid when Company cash flow permits, usually within 30 to 60 days.

The Company's backlog of firm orders at any point in time is not sufficient to meet a full year's operating needs. It is management's belief that sufficient orders will continue to be received from domestic and foreign markets, along with additional financing, to meet liquidity requirements in the upcoming year. As of August 4, 2003, the Company's firm orders for delivery of new printing presses in the second half of 2003 are $760 thousand.

CAPITAL RESOURCES
-----------------

Total assets were $5.089 million on June 30, 2003, an increase of $8 thousand from December 31, 2002. Stockholders' equity increased $232 thousand from December 31, 2002, to $1.342 million on June 30, 2003. Long-term debt was $126 thousand.

Long-term financing in the form of secured notes is used to acquire manufacturing equipment. The Company has not incurred any new long-term debt in 2003.

The Company accepted a promissory note receivable for $118 thousand in the first quarter of 2003 for the sale of certain used equipment. The note required the grantor to make one $50 thousand payment to the Company by January 15, 2003; followed by 24 monthly payments of $3,300 (including interest) commencing on February 1, 2003.

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

CONTROLS AND PROCEDURE
----------------------

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

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

(a)  Exhibits

     (99.1) Certification of Gary B. Palmer, chairman and president of Web Press Corporation, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

     (99.2) Certification of Craig L. Mathison, vice president of finance of Web Press Corporation, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, filed under Exhibit 31 of Item 601 of Regulation S-K.

     (99.3) Certification of Gary B. Palmer, chairman and president of Web Press Corporation, pursuant to 18 U.S.C. Section 1350, furnished under Exhibit 32 of Item 601 of Regulation S-K.

     (99.4) Certification of Craig L. Mathison, vice president of finance of Web Press Corporation, pursuant to 18 U.S.C. Section 1350, furnished under
     Exhibit 32 of Item 601 of Regulation S-K.

(b)  Reports on Form 8-K

     (b)(1) On June 12, 2003, we filed a Form 8-K reporting that September 15, 2003, had been set for the arbitration hearing between Color Impact International, Inc. and the Company.

     (b)(2) On June 23, 2003, we filed a Form 8-K discussing the introduction at the NEXPO(R) printing equipment trade show of new application and potential market for the Company's equipment.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WEB PRESS CORPORATION
                                (Registrant)


August 6, 2003                  /s/Gary B. Palmer
--------------                  -----------------------------
Date                            Gary B. Palmer, President


August 6, 2003                  /s/Craig L. Mathison
--------------                  -----------------------------
Date                            Craig L. Mathison
                                Vice President of Finance
                                (Principal Accounting Officer)