Form 10QSB
period 2003-09-30
WEB PRESS CORP
filed 2003-11-13
CIK 105183

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ending September 30, 2003
                          ------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate issuers): Common Stock, $.025 par value per share; 3,105,413 shares outstanding as of November 10, 2003.

                       - - - - - - - - - - - - - - - - - -

                       Page 1 of 22 pages in this document

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

                                     PART I

                             FINANCIAL INFORMATION

                             WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


    ASSETS                                         September 30, 2003
                                                   ------------------

Current Assets:
    Cash ...........................................     $    3
    Accounts receivable, less
      allowance for doubtful
      accounts of $50 ..............................      1,328
    Inventories ....................................      3,457
    Deferred tax assets ............................        321
    Note-receivable ................................         35
    Deposits .......................................         51
  Prepaid expenses .................................         79
                                                         ------

Total Current Assets ...............................      5,274

Machinery and Leasehold Improvements, at cost:
    Machinery and equipment ........................      3,635
    Leasehold improvements .........................        239
                                                         ------
                                                          3,874

    Less accumulated depreciation
    and amortization ...............................      3,310
                                                         ------

Machinery and Leasehold
    Improvements (Net) .............................        564

Note Receivable, less current portion ..............         13
                                                         ------


Total Assets .......................................     $5,851
                                                         ======


    The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                              WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY              September 30, 2003
                                                  ------------------

Current Liabilities:
     Notes payable bank .............................   $2,301
     Accounts payable ...............................      336
     Customer deposits ..............................      307
     Accrued expenses ...............................      501
     Current portion of long-term debt ..............       44
                                                        ------

Total Current Liabilities ...........................    3,489

Long-Term Debt, less current portion ................      118

Deferred Tax Liabilities ............................      321

Commitments .........................................       --

Stockholders' Equity:
     Common stock, par value $.025 per share:
      Authorized, 4,000,000 shares
      Issued, 3,436,513 shares ......................       86
     Paid-in capital ................................      320
     Retained earnings ..............................    1,614
                                                        ------

                                                         2,020

     Treasury stock, 331,100 shares at cost .........      (97)
                                                        ------

Total Stockholders' Equity ..........................    1,923
                                                        ------

Total Liabilities and
   Stockholders' Equity .............................   $5,851
                                                        ======


The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                              WEB PRESS CORPORATION

                      Consolidated Statements of Operations

              For the three and nine months ending September 30th,
                (Dollars in Thousands Except Earnings Per Share)

                                        THREE MONTHS            NINE MONTHS
                                        ------------            -----------
                                      2003        2002        2003       2002
                                    -------     -------     -------     -------

Sales ..........................    $ 2,120     $ 1,274     $ 7,062     $ 4,711

Cost of sales ..................      1,592       1,303       5,281       4,304
                                    -------     -------     -------     -------
                                        528         (29)      1,781         407
Selling, general and
  administrative
  expenses .....................        354         389       1,168       1,222
CII settlement .................       (484)         --        (484)         --
Research & development .........         31          91         144         271
                                    -------     -------     -------     -------
                                        (99)        480         828       1,493
                                    -------     -------     -------     -------

                                        627        (509)        953      (1,086)

Other income ...................          2           1           7           8
Interest expense ...............         48          58         147         155
                                    -------     -------     -------     -------
                                         46         (57)       (140)       (147)
                                    -------     -------     -------     -------
Earnings (loss) before
  taxes (benefit) ..............        581        (566)        813      (1,233)

Taxes (benefit) on earn-
  ings (loss) ..................         --          --          --        (141)
                                    -------     -------     -------     -------

Net earnings (loss) ............    $   581     $  (566)    $   813     $(1,092)
                                    =======     =======     =======     =======

Basic and diluted earn-
  ings (loss) per share ........    $   .19     $  (.18)    $   .26     $  (.35)
                                    =======     =======     =======     =======


The above figures are unaudited. The accompanying notes are an integral part of these statements of operations.

                              WEB PRESS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the nine months ending September 30th,
                             (Dollars in Thousands)

                                                           2003           2002
                                                           ----           ----

Cash flows from operating activities:
  Net earnings (loss) ............................       $   813        $(1,092)
  Adjustments to reconcile net
  earnings (loss) to net cash provided
  (used)by operating activities:
    Depreciation and amortization ................            98            110
     Provision for losses on accounts
      receivable .................................            35             10
     Deferred taxes on income ....................            --           (141)
     Inventory valuation reserve .................            37             73
    Loss on retirement of plant assets ...........             1             --
      Increase (Decrease) in cash from
      changes in operating accounts:

      Accounts receivable ........................          (806)           834
      Inventory ..................................          (157)          (323)
       Refundable income taxes ...................            --            137
       Deposits ..................................             3             10
      Prepaid expenses ...........................           (13)             4
      Accounts payable ...........................          (100)           214
      Customer deposits ..........................           256            170
      Accrued expenses ...........................          (334)            19
                                                         -------        -------

      Total adjustments ..........................          (980)         1,117
                                                         -------        -------


    Net cash provided (used) by
      operating activities .......................          (167)            25
                                                         -------        -------

Cash flows from investing activities:
  Capital expenditures ...........................           (38)           (35)
  Proceed from retirement of assets ..............             2             --
  Payments on notes receivable ...................            71             --
                                                         -------        -------

Net cash provided (used)
  by investing activities ........................            35            (35)
                                                         -------        -------


Continued on following page
---------------------------

Continued from previous page
----------------------------


Cash flows from financing activities:

  Payments on long-term debt .............................       (40)       (35)
  Net borrowings under long-term
    line of credit .......................................       175         45
                                                               -----      -----

  Net cash provided by
    financing activities .................................       135         10
                                                               -----      -----

Net increase (decrease) in cash ..........................         3         --

Cash at beginning of period ..............................        --         --
                                                               -----      -----

Cash at end of period ....................................     $   3      $  --
                                                               =====      =====

Supplemental disclosures of cash flow information:

  Cash was paid during the period for:
  Interest ...............................................     $ 143      $ 172

Acceptance of note receivable for sale
   of inventory ..........................................     $ 118      $  --


The above figures are unaudited. The accompanying notes are an integral part of these statements of cash flows.

                              WEB PRESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

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

Inventories were classified as follows:

                               (Dollars in Thousands)
                                 September 30, 2003
                                 ------------------

    Raw materials and parts
    (including subassemblies).....    $2,248
    Work-in-progress..............       941
    Finished goods................       151
    Used equipment................       117
                                      ------

                                      $3,457
                                      ======

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

Research and development costs
------------------------------

Research and development costs are expensed as incurred. Total research and development costs charged to operations during the nine months ended September 30, 2003 and 2002 were $144 thousand and $271 thousand, respectively.

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

The changes in the Company's product warranty liability were as follows for the nine months ended September 30, 2003:

                                               (Dollars in Thousands)
         Liability, January 1, 2003....               $118
         Warranty expense..............                 18
         Warranty claims...............                (57)
                                                      ----

         Liability, September 30, 2003.               $ 79
                                                      ====

Note 2 - Management Plans:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements in the Company's Form 10-KSB, the Company incurred a net loss of $1.173 million in 2002 and $879 thousand in 2001. The Company had net earnings of $813 thousand in the first nine months of 2003.

The Company must reduce its line of credit with the bank by $50 thousand on October 1, 2003; and repay the then outstanding balance on the note (a maximum of $2.6 million) on February 1, 2004. The bank has asked the Company to secure financing from another lender by February 1, 2004.

The Company has contacted several other commercial banks and lenders about its financing needs and believes that it will be able to secure new financing by that date. The Company expects to operate profitably in the fourth quarter of 2003. If the Company is unable to secure new financing from another bank it will have to negotiate an extension of the maturity date of its present line of credit with its current bank.

The Company's backlog of firm orders at any point in time is not sufficient to meet a full year's operating needs. It is management's belief that sufficient orders will continue to be received from domestic and foreign markets, along with additional financing, to meet liquidity requirements in the upcoming year. As of November 4, 2003, the Company's firm orders for delivery of new printing presses for the remainder of 2003 are $1.388 million.

The Company believes it will be able to obtain new financing; however, there can be no assurance that this will occur. Likewise, new financing may not be available in a sufficient amount or on acceptable terms.

Periodically the Company borrows funds from corporate officers to meet short-term working capital requirements. Promissory notes are issued to the lender and the notes are repaid when Company cash flow permits, usually within 30 to 60 days.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Financing:

The Company has a revolving line of credit with a commercial bank for borrowing up to $2.650 million. Borrowings against this line were $2.301 million on September 30, 2003. The loan matures on February 1, 2004. The interest rate charged is the bank's prime rate, plus 3 percent. That rate was 7 percent on September 30, 2003. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.

Long-term debt consists of the following:

                                          (Dollars in Thousands)
                                            September 30, 2003
                                            ------------------

Note payable, 9%, due in monthly
installments of $2,027 including
interest.  Final payment
due April, 2010..............................    $120

Note payable for equipment, 9.3%,
due in monthly installments of $2,198
including interest.  Final payment due
in March, 2004...............................      13

Note payable for equipment, 8.97%, due in
monthly installments of $1,124 including
interest. Final payment due in March, 2004...      13

Note payable for equipment, 9%, due in
monthly installments of $492 including
interest.  Final payment due in November,
2006.........................................      16
                                                 ----
                                                  162

Less current portion.........................      44
                                                 ----

                                                 $118
                                                 ====

Equipment with an original cost of $215 thousand is pledged as collateral under the notes payable for equipment.


Note 4 - Legal proceedings:

On January 23, 2003, the Company received a Petitioner's Notice of Intention to Arbitrate from Color Impact International, Inc. (CII). CII sought arbitration for controversies arising from an Agreement with the Company dated March 20, 1998, and a modification to that Agreement dated February 28, 2002. That Agreement gives the Company the exclusive right (with the exception of Russia and India) to manufacture, market and sell certain equipment designed by CII.

On October 23, 2003, the Company and CII signed a Settlement Agreement ending the controversies that were to be arbitrated in November 2003. Under the Settlement Agreement the Company purchased the assets of CII and all product technology covered in the Agreement dated March 28, 1998 between the Company and CII.

The Company will pay CII's owner $1,000,000 over a period of 10 years with one payment of $100,000 at the time of settlement and the balance of $900,000 payable in 108 monthly payments of $8,333.33 starting one year from the settlement date.

The Settlement Agreement requires CII and its owner to grant the Company first acceptance of any new product type technology at a license fee of 5 percent of the selling price.

On September 30, 2003, the Company's license fees payable to CII were $483,770. As part of the Settlement Agreement, CII dropped all claims for prior unpaid license fees. Therefore, in this Form 10-QSB the Company has reduced accrued expenses in the balance sheet by $483,770 and recorded $483,770 as "CII Settlement" income in the consolidated statement of operations for the period ended September 30, 2003.

The assets acquired from CII and the note payable to CII's owner will be recorded in the Company's books in the fourth quarter of 2003.


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

OPERATING RESULTS
-----------------

Total sales for the first nine months of 2003 were $7.062 million, and increase $2.351 million, or 49.9 percent, from the corresponding period in 2002. In 2002, sales for the first nine months were $4.711 million. Third quarter sales in 2003 were $2.120 million compared with $1.274 million in 2002. Sales for the first nine months in 2003 were the highest they have been since 2000, when the Company had sales of $7.906 million for the nine-month period. In both the first nine months of 2002 and 2001 sales were well below normal levels for the Company due to the economic recession. During the past twelve months increased advertising revenues for newspapers and commercial printers have caused their earnings to improve. As a direct result of this, the Company's sales of printing equipment during the last twelve months have improved compared with the prior two years. The table below compares domestic, international and total sales by category for the first nine months of 2003 with the corresponding period in 2002:

                             (Dollars in Thousands)
                      Domestic      International      Total
                    2003    2002    2003    2002    2003    2002
                   ------  ------  ------  ------  ------  ------
New equipment      $4,001  $2,748  $1,867  $  372  $5,868  $3,120
Used equipment        197     677      --      --     197     677
Parts & service       770     682     227     232     997     914
                   ------  ------  ------  ------  ------  ------

Total sales        $4,968  $4,107  $2,094  $  604  $7,062  $4,711
                   ======  ======  ======  ======  ======  ======

Total new equipment sales increased to $5.868 million in 2003 from $3.120 million in 2002 for the nine-month period. Parts and service sales increased slightly in 2003 to $997 thousand from 2002 sales of $914 thousand. The Company has firm orders for new printing press to be delivered in the fourth quarter of 2003 of $1.388 million. The Company expects newspapers to increase their purchasing of printing equipment in 2004 as the economy improves and advertising revenues increase.

Cost of sales, as a percentage of sales, was 74.8 percent in the first nine months of 2003. In 2002, it was 91.4 percent. The higher percentage in 2002 was primarily caused by higher warranty expense to cover the cost of retrofitting certain equipment. In the first nine months 2003 warranty expense per unit-month has declined significantly compared with 2002. The profit margin on parts sales was essentially the same in both 2003 and 2002. The Company charged $73 thousand and $85 thousand to expense in 2003 and 2002, respectively, for inventory valuation adjustments.

In the third quarter of 2003 the Company reduced its production hours by placing its workers on a 20 hour week because unit production had exceeded sales for several months. The lower production level resulted in under-absorbed overhead of $129 thousand being expensed to cost of sales in the second and third quarters of 2003. There was no corresponding expense in 2002. The Company's employees all returned to fulltime in the last week of October 2003.

The Company has slowly continued to increase the number of different parts it is having manufactured in China and India. As a result of this, unit costs have declined. The Company intends to continue outsourcing more of its manufactured parts in the future.

Selling, general and administrative expenses in the third quarter were $354 thousand in 2003 and $389 thousand in 2002, a decrease of 9 percent. For the nine-month period they were $1.168 million in 2003 and $1.222 million in 2002, a decrease of 4.4 percent. Selling expenses decreased $117 thousand to $644 thousand in the first nine months of 2003 from $761 thousand in the first nine months of 2002. Payroll and compensation expense decreased $25 thousand in 2003 compared with 2002 because there were no sales management fees paid in 2003. Part of this savings was offset by higher incentive compensation due to increased sales of new equipment. Advertising and promotional expenditures decreased $26 thousand to $120 thousand in 2003 compared with $146 thousand in 2002. Travel expenses were $41 thousand in 2003 compared with $80 thousand in 2002. General and administrative expenses increased $64 thousand to $524 thousand in the first nine months of 2003, compared with $460 thousand in 2002. Bad debts expense increased $31 thousand in 2003 compared with 2002. In January 2003, management compensation was reinstated to its May 2001 basis. Management took a 20 percent compensation reduction in June 2001. Other expenses did not change significantly.

Interest expense was $48 thousand in the third quarter of 2003 and $147 thousand for the first nine months, compared with $58 thousand and $155 thousand for the respective periods in 2002. The average interest rate on the Company's revolving line of credit from the bank was 7 percent in the third quarter and 7.2 for the first nine months of 2003. In 2002, it was 7.75 percent in both of the corresponding periods. Average borrowings against the Company's revolving line of credit with the bank in 2003 were $2.199 million in the third quarter and $2.194 million for the first nine months, compared with $2.388 million and $2.733 million for the respective periods in 2002.

On October 23, 2003, the Company and Color Impact International, Inc. (CII) signed a Settlement Agreement ending the controversies that were to be arbitrated in November 2003. Under the Settlement Agreement the Company purchased the assets of CII. On September 30, 2003, the Company's license fees payable to CII were $483,770. As part of the Settlement Agreement, CII dropped all claims for prior unpaid license fees. Therefore, in the third quarter of 2003 the Company has recorded $483,770 as "CII settlement" income in the consolidated statements of operations.

The Company had net earnings of $581 thousand in the third quarter of 2003 and $813 thousand for the first nine months. Excluding the income from the CII settlement, in 2003 the Company had net earnings of $97 thousand in the third quarter and $329 thousand for the first nine months. In 2002, the Company had a net loss of $566 thousand in the third quarter and a net loss of $1.092 million for the first nine months. The improved operating results in 2003 compared with 2002 are a result of increased sales of new equipment in 2003 compared with 2002.

The Company believes that more normal market conditions are returning. The marketing program that began in the third quarter of 2001 has significantly increased the number of active prospects the Company is presently working with. The Company is working with several prospects for complete press-lines, and presently has pending projects for the Quad-Stack perfector from a growing number of users of competitive manufacturers' equipment.

The Company's operating results for the first nine months of 2003 are not necessarily indicative of results to be expected for the full year, particularly because of the high value of each order for the Company's equipment and their irregular timing. The Company expects total revenues in the fourth quarter of 2003 to be slightly higher than 2002 fourth quarter revenues of $2.592 million. The Company believes it will operate profitably in the fourth quarter of 2003.

Sales of the products acquired from CII in the October 23, 2003, Settlement Agreement will no longer include a 7 percent license fee. This savings will improve the Company's market pricing position against its competitors and increase the gross margin earned on future sales.

On October 13, 2003, the Company and the People's Daily newspaper located in Beijing, China signed a non-binding Memorandum of Understanding covering the formation a joint venture to manufacture and sell the Company's printing equipment in China. The presses manufactured in China will initially be installed in satellite printing plants operated by the People's Daily. As plant capacity increases presses will be sold to other newspapers in China. The Company and the People's Daily are presently working on specific details of the joint venture and implementation of the plan.

LIQUIDITY
---------

Net working capital was $1.785 million and the current ratio was 1.5:1 on September 30, 2003. In February 2003, the Company's promissory note with the bank that matures on February 1, 2004, was moved from long-term debt to current liabilities in the balance sheet. During the first nine months of 2003, net cash used by operating activities was $167 thousand. Changes in working capital components from December 31, 2002, include an increase in accounts receivable of $806 thousand; an increase in inventory of $157 thousand; an increase in prepaid expenses of $13 thousand; a decrease in accounts payable of $100 thousand; a decrease in accrued expenses of $334 thousand; and an increase in customer deposits of $256 thousand.

On September 30, 2003, raw materials and parts inventories had increased $680 thousand; work-in-progress had increased $193 thousand; finished goods had decreased $587 thousand; and used equipment had decreased $284 thousand, from December 31, 2002.

As explained in Note 4 (Legal Proceedings) to these financial statements, on October 23, 2003, the Company and Color Impact International, Inc. (CII) signed a Settlement Agreement ending the controversies that were to be arbitrated in November 2003. Under the Settlement Agreement the Company purchased the assets of CII. On September 30, 2003, the Company's license fees payable to CII were $483,770. As part of the Settlement Agreement, CII dropped all claims for prior unpaid license fees. Therefore, in the third quarter of 2003 the Company reduced accrued expenses in the balance sheet by $483,770.

Funds provided by operations are the Company's primary source of liquidity. In addition, the Company uses short-term debt from a revolving line of credit with a commercial bank to finance fluctuating working capital requirements. On September 30, 2003, the Company had additional borrowing capacity of $349 thousand from its $2.650 million line of credit.

Periodically the Company borrows funds from corporate officers to meet short-term working capital requirements. Promissory notes are issued to the lender and the notes are repaid when Company cash flow permits, usually within 30 to 60 days.

CAPITAL RESOURCES
-----------------

Total assets were $5.851 million on September 30, 2003, an increase of $770 thousand from December 31, 2002. Stockholders' equity increased $813 thousand from December 31, 2002, to $1.923 million on September 30, 2003. Long-term debt was $118 thousand.

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

The Settlement Agreement date October 23, 2003, between the Company and CII requires the Company to pay CII's owner $1,000,000 over 10 years with one payment of $100,000 at the time of settlement and the balance of $900,000 payable in 108 monthly payments of $8,333.33 starting one year from the settlement date. This transaction will be recorded in the balance sheet in the fourth quarter of 2003.

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

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      Exhibits

              (31.1) Certification of Gary B. Palmer, chairman and president of Web Press Corporation, pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934.

              (31.2) Certification of Craig L. Mathison, vice president of finance of Web Press Corporation, pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934.

              (32.1) Certification of Gary B. Palmer, chairman and president of Web Press Corporation, pursuant to 18 U.S.C. Section 1350.

              (32.2) Certification of Craig L. Mathison, vice president of finance of Web Press Corporation, pursuant to 18 U.S.C. Section 1350.

(b)      Reports on Form 8-K

         No reports were filed on Form 8-K for the three months ended September 30, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                WEB PRESS CORPORATION
                                                (Registrant)


November 6, 2003                                /s/ Gary B. Palmer
----------------                                -----------------------------
Date                                            Gary B. Palmer, President


November 6, 2003                                /s/ Craig L. Mathison
----------------                                -----------------------------
Date                                            Craig L. Mathison
                                                Vice President of Finance
                                                (Principal Accounting Officer)