Form 10KSB
period 2003-12-31
WEB PRESS CORP
filed 2004-03-29
CIK 105183

F O R M 10 - KSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934                      (FEE REQUIRED)
                                                                 --------------

For the fiscal year ended                 December 31, 2003
                          -----------------------------------------------------

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT OF 1934                                      (NO FEE REQUIRED)
                                                               -----------------

For the transition period from  ______________ to _______________

Commission file number   O-7267
                         -------------------------------------------------------

                              WEB PRESS CORPORATION
--------------------------------------------------------------------------------

Washington                                                  91-0851298
--------------------------------------------                --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

22023 68th Avenue South, Kent, Washington                   98032
-----------------------------------------                   ----------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (253) 395-3343
                                                   --------------

Securities Registered Pursuant to 12(b) of the Act:

Title of each class     Name of each exchange on which registered

None
--------------         -------------------------------------------

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

State issuer's revenues for its most recent fiscal year: $8,708,491.

As of February 23, 2004, 3,105,413 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing bid/asked price provided by the Pink Sheets, LLC.) held by non-affiliates was approximately $608 thousand.

Documents incorporated by reference: Exhibits as described in Part III, Item 13.

                              WEB PRESS CORPORATION

                TABLE OF CONTENTS TO ANNUAL REPORT ON FORM 10-KSB

ITEM              DESCRIPTION                                             PAGE
----              -----------                                             ----

                                             PART I

 1.               BUSINESS...............................................  4
 2.               PROPERTIES.............................................  8
 3.               LEGAL PROCEEDINGS......................................  8
 4.               SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS.......................................  9

                                             PART II

 5.               MARKET FOR THE REGISTRANT'S COMMON STOCK
                  AND RELATED SECURITY HOLDER MATTERS.................... 10
 6.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......... 10
 7.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............ 19
 8.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE................. 19

                                            PART III

 9.               DIRECTORS AND EXECUTIVE OFFICERS
                  OF REGISTRANT.......................................... 20
10.               EXECUTIVE COMPENSATION................................. 23
11.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT.................................. 23
12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......... 25
13.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  AND REPORTS ON FORM 8-K................................ 26
14.               CONTROLS AND PROCEDURES................................ 27
15.               PRINCIPAL ACCOUNTANT FEES AND SERVICES................. 27

                          ANNUAL REPORT ON FORM 10-KSB
                              WEB PRESS CORPORATION
                                     PART I


ITEM 1.   BUSINESS

(A)  General Development of Business

Web Press Corporation (herein referred to as "Web" or "Company") was founded in late 1967 under the name "Web Press Aid" as a sole proprietorship. The Company was incorporated in November, 1969 under the laws of the State of Washington. Initially, the Company was involved primarily in the rebuilding and repair of web-fed printing presses and related equipment. Shortly after incorporation, the Company undertook the development of a line of printing press equipment of its own design. During 1972, the Company commenced production of this equipment. While the manufacture of new equipment is now the Company's primary business, it continues to deal in rebuilt and used equipment as an adjunct to its new press sales. The Company also sells parts and service for its new equipment. The sale of new and used presses accounted for approximately 83% and 2%, respectively, of the Company's revenues in 2003. The Company's presses are primarily designed to print on absorbent paper such as newsprint. Products produced by the presses are newspapers (both broadsheet and tabloid sizes), shoppers, advertising inserts, and paperback books.

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

(B)  Financial Information About Segments

See Note 7 of Notes to Consolidated Financial Statements for information about the Company's operations by segment and geographic area for the years ended December 31, 2003 and 2002.

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

QUAD-STACK(TM) MODULE. Web's Quad-Stack(TM) unit consists of eight printing stations positioned in two juxtaposed vertical stacks of four printing stations each. The horizontal layout of each printing station results in a compact 4+4 perfector that prints four colors on four broadsheet-size pages at the same time. Like the Quadra-Color, it offers excellent control over color register resulting in superior color printing. It is available both with and without an integrated roll-stand and is used in conjunction with the Atlas product line. The Quad-Stack(TM) can also be installed into press-lines manufactured by Goss, Dauphin Graphic Machines, Heidelberg, and King.

FOLDER. Web's folder is used in conjunction with perfecting units, Quadra-Color units, and Quad-Stack(TM) units to fold the printed paper into a finished product. The folder cuts the paper off in every plate cylinder revolution and folds it in standard broadsheet-size newspapers, tabloid-size papers, and shopping-flyer or magazine-size products. The Company also produces two folder styles which have the capability of making a second parallel fold to produce "digest"-size signatures which are used in printing some books and pamphlets.

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

On October 23, 2003, the Company acquired the assets of Color Impact International, Inc. (CII) and all product technology covered in a licensing Agreement dated March 20, 1998 between the Company and CII. The Company will pay CII's owner $1,000,000 over a period of 10 years with one payment of $100,000 at the time of settlement and the balance of $900,000 payable in 108 monthly payments of $8,333 starting one year from the settlement date. The assets acquired consist of the drawings and license rights to the universal printing module (UPM) designed by CII and manufactured by the Company including the Quad-Stack(TM) perfector. These assets are described as intangible assets on the Company's balance sheet. The Company will have the right of first acceptance of any new printing product technology CII and/or its owner design in the future. The license fee for new printing product technology will be 5 percent. The Company and CII have not finalized certain details of the new product licensing agreement and, therefore, no payments were made as of December 31, 2003.

The value of the intangible asset on the Company's balance sheet was determined by discounting at 8 percent the $1,000,000 payable to CII. That value was $694,988 as of October 23, 2003. The Company is amortizing this amount at the rate of $579 per printing deck sold. The Company expects it to take between nine and 10 years to fully amortize this asset. Internal Revenue Service regulations require the Company to amortize this asset on a straight-line basis over 15 years in its federal tax return.

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

The primary competitors of the Company are Goss Graphic Systems, Dauphin Graphic Machines, Inc., Tensor and Heidelberg Graphics. Certain of these companies have financial resources in excess of the Company's.

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

Web Press Corporation maintains an ongoing program of product development and improvement. This program consists primarily of technical improvements and supplementary developments which have produced features and capabilities that management believes will result in competitive marketing advantages for Web's product line. In 2003, $243 thousand was expended for research and development compared to $364 thousand in 2002.

Total employment was approximately 46 persons on both December 31, 2003, and December 31, 2002.

Substantially all of the Company's operations are run by electrical energy purchased from a local utility. The Company has not experienced energy shortages and does not anticipate any difficulties in the foreseeable future. Extended shortages of energy would have an adverse impact on the Company.

Compliance with federal, state and local environmental protection laws during 2003 had no material effect upon capital expenditures, earnings, or the competitive position of Web Press Corporation.

(D)  Foreign Operations

The Company's foreign operations consist entirely of export sales and related services originating at its facilities within the United States. Export sales accounted for 31.4% of total sales in 2003 and 11.2% in 2002. Further financial information relating to foreign operations for the two years ended December 31, 2003, is set forth in Note 7 (Segment Information) of the Notes to Consolidated Financial Statements.

ITEM 2.   PROPERTIES

OFFICE AND MANUFACTURING FACILITIES. The Company presently occupies approximately 49,000 square feet of leased office and manufacturing space at 22023 68th Avenue South, Kent, Washington. The term of the lease is five years, commencing in November 2003. The monthly rental payment is $18,588.14.

The Company has arrangements for small offices for each of its three salesmen who are located in St. Cloud, Minnesota; Charlotte, North Carolina; and Eugene, Oregon. The Company has domestic sales agents in Burlington, Vermont and Tracy, California.

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

The Settlement Agreement requires CII and its owner to grant the Company first acceptance of any new product type technology at a license fee of 5 percent of the selling price. As of March 5, 2004, the Company and CII had not finalized all of the terms and conditions of this part of the Settlement Agreement and, therefore, no payments have been made.

As part of the Settlement Agreement, CII dropped all claims for prior unpaid license fees, which were $483,770 as of October 23, 2003. In its Form 10-QSB for the period ended September 30, 2003, the Company reduced accrued expenses in the balance sheet by $483,770 and recorded $483,770 as "CII Settlement" income in the consolidated statement of operations.

The intangible asset acquired from CII and the note payable to CII's owner was recorded in the Company's books in the fourth quarter of 2003. The value of the intangible asset on the Company's balance sheet was determined by discounting at 8 percent the $1,000,000 payable to CII. That value was $694,988 as of October 23, 2003. The Company is amortizing this amount at the rate of $579 per printing deck sold. The Company expects it to take between nine and 10 years to fully amortize this asset. Internal Revenue Service regulations require the company to amortize this asset on a straight-line basis over 15 years in its federal tax return.

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

                             2003                                2002
                             ----                                ----

  Quarter             High           Low                High              Low
  -------             ----           ---                ----              ---

    First             $.20          $.10                $.25             $.13
    Second             .15           .15                 .17              .14
    Third              .15           .15                 .20              .14
    Fourth             .58           .15                 .14              .09

The Company has paid no dividends during the two years ended December 31, 2003.

(B)  Approximate Number of Holders of Common Stock

The number of holders of record for the Company's common stock as of February 28, 2003, was 499.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and related notes appearing elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

The Company's analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. The Company applies accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company's operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions along with other factors. The Company's accounting policies are stated in Note 2 to the consolidated financial statements as presented herein. The Company believes the following accounting policies and estimates are critical to understanding the results of operations and affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

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


OPERATING RESULTS

                             2003 Compared With 2002
                             -----------------------

Slow economic growth worldwide in 2003 continued to hold the demand for new printing presses below normal levels. However, demand for the Company's equipment in 2003 increased for the second year in a row compared with 2001. Total sales were $8.708 million in 2003, an increase of $1.405 million from 2002 total sales of $7.303 million. Total sales in 2001 were $6.319 million. New equipment sales were $7.236 million in 2003, and increase of $1.953 million from 2002 new equipment sales of $5.283 million. In 2003, used equipment sales and parts and service sales were $197 thousand and $1.275 million, respectively. The table below compares domestic, international and total sales by category for 2003 with 2002.

                                 (Dollars in Thousands)
                        Domestic      International       Total
                        --------      -------------       -----
                      2003    2002     2003   2002    2003    2002
                      ----    ----     ----   ----    ----    ----
 New                 $4,843  $4,866   $2,393  $417   $7,236  $5,283
 Used                   197     692       --    --      197     692
 Parts &
  Service               935     924      340   404    1,275   1,328
                     ------  ------   ------  ----   ------  ------

 Total               $5,975  $6,482   $2,733  $821   $8,708  $7,303
                     ======  ======   ======  ====   ======  ======

Cost of sales, as a percentage of sales, was 76.8 percent in 2003 compared with
86.9 in 2002. The gross profit margin on new equipment sales increased to 32.8 percent in 2003 from 21.7 percent in 2002. The primary reason for the increased gross margin is cost cutting measures implemented in the machine shop and assembly process to reduce the number of direct labor hours required per unit. The Company also continues to purchase some parts from China and India, although the number of parts sourced internationally did not change significantly in 2003 compared with 2002. In 2003, used equipment sales resulted in a gross profit of $23 thousand compared with a gross profit of $64 thousand in 2002. Cost of sales included a write-down for obsolete parts of $201 thousand and $85 thousand in 2003 and 2002, respectively. Engineering costs not charged to research and development that is included in cost of sales was $291 thousand in 2003 and $261 thousand in 2002.

Selling, general and administrative expense was $1.851 million in 2003, an increase of 7.4 percent from 2002 expenses of $1.723 million. Selling expenses decreased $184 thousand to $912 thousand in 2003 from 2002 expense of $1.096 million. Advertising expenses decreased 41.7 percent to $145 thousand in 2003 from $249 thousand in 2002. Travel and expenses were $94 thousand in 2003 compared with $131 thousand in 2002. General and administrative expense increased $312 thousand to $939 thousand in 2003 from $627 thousand in 2002. In 2003, doubtful account expense was $148 due to collection problems with several accounts. In 2002, doubtful account expense was $24 thousand. Professional service fees increased $68 thousand in 2003 to $158 thousand from $90 thousand in 2002. Most of the increase was for legal fees attendant to the Color Impact International, Inc. settlement agreement discussed in Item 3 - Legal Proceedings. Administrative payroll costs increased $76 thousand in 2003 from 2002. Reinstatement of management compensation accounted for approximately $38 thousand of the increase. Management took a 20 percent compensation reduction in June 2001. In January 2003, management compensation was reinstated to its May 2001 basis. Compensation expense also included $23 thousand in bonuses paid in 2003.

Research and development expense was $243 thousand in 2003 compared with $364 thousand in 2002. Most of the expense in both years was to design, manufacture, and test a new higher-speed folder, and for refinements to the Quad-Stack(TM) four-color perfector.

Interest expense decreased $11 thousand to $187 thousand in 2003 from $198 thousand in 2002. The average interest rate on the Company's revolving line of credit with the bank was 7.1 percent in 2003 and 7.7 percent in 2002. The average borrowings from the bank were $2.139 million in 2003 and $2.423 million in 2002.

The Company had net earnings of $236 thousand in 2003. Because of the Company's losses in prior years the Company did not have to recognize any income tax expense in 2003. In 2002, the Company had a net loss of $1.173 million.

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

                               (Dollars in Thousands)
                       Domestic      International      Total
                       --------      -------------      -----
                     2002    2001     2002   2001    2002    2001
                     ----    ----     ----   ----    ----    ----
 New                $4,866  $2,511    $417  $1,426  $5,283  $3,937
 Used                  692     844      --      39     692     883
 Parts &
  Service              924   1,031     404     468   1,328   1,499
                    ------  ------    ----  ------  ------  ------

 Total              $6,482  $4,386    $821  $1,933  $7,303  $6,319
                    ======  ======    ====  ======  ======  ======

Cost of sales, as a percentage of sales, was 86.9 percent in 2002 compared with
89.9 percent in 2001. The gross profit margin on new equipment sales increased to 21.7 percent in 2002 from 16.5 percent in 2001. The Company purchased more parts from China and India in 2002 than it did in 2001. Those parts cost less than if the Company manufactured them or purchased them from another supplier in the United States, resulting in the higher gross margin in 2002. In 2002, used equipment sales resulted in a gross profit of $64 thousand compared with a gross profit of $127 thousand in 2001. Cost of sales included a write-down for obsolete parts and certain equipment of $85 thousand and $38 thousand in 2002 and 2001, respectively. Engineering costs not charged to research and development that is included in cost of sales was $261 thousand in 2002 and $246 thousand in 2001.

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

                                      2004
                                      ----

Because of the high value of each order for the Company's equipment and the irregular timing of orders, and uncertainty about the economic environment in foreign and domestic markets, projections for future time periods are very difficult to make.

As of March 5, 2004, the Company has firm orders for approximately $3.067 million in sales for 2004. The Company's management believes newspaper advertising growth will improve in 2004 compared with the past three years. Presstime, the magazine of the Newspaper Association of America(R), reports ("Ready for Takeoff", p. 31, January 2004) that the economy and the advertising marketplace now have sufficient momentum to surprise newspapers with earnings on the upside instead of the downside. Newspaper advertising is expected to grow by approximately 4.1 percent in 2004.

During the past four years a significant number of the Company's sales have been single unit additions to existing press lines, most of them Quad-Stack(TM) four-color modules. The Company has noticed during the past six to eight months that newspapers are requesting quotes for multi-unit press lines. What is different is that many of the quotes are for multi-unit Quad-Stack(TM) press lines. Black and white units are becoming a less significant part of the Company's business. The Company believes with its Quadra-Color and Quad-Stack(TM) printing modules it is well positioned to take advantage of the continuing change to color.

The Company continued to benefit from the marketing program begun in the third quarter of 2001 aimed at printers using competitive manufacturers' equipment. In 2003, 52 percent of the new equipment sold was installed into press lines not running the Company's equipment. Most of this equipment has been the Quad-Stack(TM) four-color printing module. In 2003, the Company also successfully installed the Quad-Stack(TM) into three plants were it is being used to do "energy-set" printing using either ultra-violet or gas dryers. The Company expects sales to both of these groups to increase in 2004.

LIQUIDITY

Net working capital was $3.053 million and the current ratio was 2.4:1 on December 31, 2003. Changes in working capital components include an increase in accounts receivable of $337 thousand; inventories increased by $609 thousand; accounts payable increased by $183 thousand; customer deposits increased $530 thousand; and accrued expenses decreased by $245 thousand. Net cash provided from operations was $212 thousand in 2003.

Raw materials and parts inventories and finished goods inventory increased $344 thousand and $384 thousand, respectively, in 2003 from 2002. Work-in-progress and used equipment inventory decreased $150 thousand and $288 thousand, respectively, in 2003 from 2002.

Funds provided by operations are the Company's primary source of liquidity. In addition, the Company uses short-term debt from a revolving line of credit with a commercial bank to finance fluctuating working capital requirements. On December 31, 2003, the Company had additional borrowing capacity of $672 thousand from its $2.600 million line of credit.

On March 1, 2004, the bank and the Company modified their existing business loan agreement. The maturity date was extended to March 1, 2005. Terms of the note were modified, separating the note into two parts. (1) A revolving line of credit (LOC) for $1,000,000 and (2) a term note for $1,514,609. The term note will be decreased by $85,391 to $1,429,217 on March 15, 2004. Amortization of the term note is over 20 years. On June 1, 2004, October 1, 2004 and February 1, 2005 the Company must reduce both the LOC and the term note by $25,000. The interest rate charged on the LOC is prime plus 6 percent until September 1, 2004, and then increases to prime plus 8 percent. The interest rate charged on the term note is 10 percent until September 1, 2004, and then increases to 12 percent. The Company paid the bank a loan fee of $25,000.

CAPITAL RESOURCES

Total assets were $6.416 million on December 31, 2003, an increase of $1.335 million from total assets of $5.081 million on December 31, 2002. In 2003, stockholders' equity increased by $236 thousand; working capital decreased by $24 thousand; non-current deferred income taxes increased by $188 thousand; and long-term debt (excluding the term note and revolving line of credit with the bank in 2003) increased by $695 thousand.

Long-term financing in the form of secured notes is used to acquire manufacturing equipment. In 2003, the Company incurred additional long-term debt of $695 thousand to acquire the assets of Color Impact International, Inc. Details for this acquisition are contained in Item 3 - Legal Proceedings.

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

Forward-looking statements are based on current expectations of future events. The Company cannot guarantee that any forward-looking statement will be accurate, although the Company believes that it has been reasonable in its expectations and assumptions. Investors should realize that if underlying assumptions proved inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from the Company's expectations and projections. Investors are therefore cautioned not to place undue reliance on any forward-looking statements. Furthermore, the Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments.

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

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III
                                    --------


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company are:

Name                     Position                                   Age
----                     --------                                   ---

G. B. Palmer             President and Director                     55


E. P. Beierlorzer        Vice President of Engineering              64
                           and Director

R. G. Mercer             Vice President of Manufacturing            62
                           and Director

R. B. Thompson           Vice President of Technical                63
                           Services and Director

A. W. White              Vice President of Purchasing               49
                           and Director

M. J. Ricca              Vice President of Marketing                48

R. M. Sprague            Director                                   64

P. F. Dunn               Director                                   54

C. L. Mathison           Vice President of Finance                  61
                           and Secretary/Treasurer

G. C. Knutzen            Director                                   57


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

M. J. Ricca
-----------

Mr. Ricca joined the Company as vice president of marketing in October 2003. During the past five years Mr. Ricca has served as president and chairman of the board of several startup companies in a variety of industries in the Northwest. Mr. Ricca has extensive sales management experience in both the steel industry and in pharmaceutical sales.

401(K) PLAN:

Effective January 1, 1988, the Company established a 401(K) plan under the Internal Revenue Service Regulations. Employees are eligible to participate after one year of service. Plan participants self-direct their investments choosing from eleven options sponsored by Merrill Lynch. An employee who elects to participate may contribute in a year up to the lower of 15% of gross pay or the dollar limit under the regulations, which in 2003 was $12,000. The Company contributes a matching amount of 25% of the first $4,000 contributed by an employee in a year. In addition, the Company may make a discretionary matching contribution. The total amount is determined by the Company's Board of Directors and allocated to the participants based on their contributions. There were no discretionary contributions in 2003 and 2002. Fees paid the administrator, plus the company's matching contribution, totaled approximately $23 thousand in 2003 and $22 thousand in 2002.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate total cash compensation, based on salary and bonus, accrued during the fiscal year ended December 31, 2003 for the chief executive officer of the Company and the Company's other four most highly compensated executive officers.

                               Annual Compensation
                               -------------------

                                                       Long-Term     All Other
Name/Principal                    Salary     Bonus    Compensation  Compensation
   Position              Year       ($)       ($)           $             $
---------------------    ----     ------     -----    ------------  ------------

G.B. Palmer              2003     95,000     13,593             0             0
President/               2002     76,000      2,095             0             0
General Manager          2001     86,292      2,099             0             0

Edwin P. Beier-
  lorzer                 2003     95,000     13,593             0             0
Vice President
  of Engineering

Alan W. White            2003     95,000     13,593             0             0
Vice President
  of Purchasing

Rolynn G. Mercer         2003     95,000     13,593             0             0
Vice President
  of Manufacturing

Roy B. Thompson          2003     95,000     13,593             0             0
Vice President
  Of Service


The officers and directors are under no formal compensation agreements.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of February 27, 2004, information with respect to the beneficial ownership of common stock of the Company by each person who is known by the Company to have owned beneficially more than 5% of the Company's common stock, by each of its officers and directors, and by its officers and directors as a group:

                                                            Percent
Name and Address                Shares Owned                Of Class
----------------                ------------                --------

Alan W. White                      551,400                    17.76%
3025 196th Ave. Ct. E
Sumner, WA  98390

Rolynn G. Mercer                   520,667 (1)                16.77%
23326 51st Avenue South
Kent, WA  98032

Roy B. Thompson                    513,000 (2)                16.52%
3901 NE 22
Renton, WA  98056

Gary B. Palmer                     264,833                     8.53%
285 Mt. Rainier Pl.
Issaquah, WA  98027

Edwin P. Beierlorzer               256,500                     8.26%
4714 - 161 Ave. SE
Bellevue, WA  98006

Rufus M. Sprague                    63,200                     2.04%
417 Milwaukee Blvd. N.
Pacific, WA  98047

Mark J. Ricca                       15,000                       *
5526 Elizabeth Ave. S. E.
Auburn, WA  98092

Gerald C. Knutzen                     -0-                        *
222 S. W. 292nd Street
Federal Way, WA 98023

Patrick F. Dunn                       -0-                        *
9768 Waters Ave. S
Seattle, WA  98118

Craig L. Mathison                     -0-                        *
9553 49th Ave. N.E.
Seattle, WA  98115

All Directors and Officers
 as a Group (10 persons)         2,184,600                    79.99%

*  Less than 1%

(1)      Includes 73,894 shares owned by Mr. Mercer's wife.

(2)      Includes 54,605 shares owned by Mr. Thompson's wife.

Except as noted, each person named in the table is believed to have sole voting and investment power over the shares owned.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No officer, director, nominee or associate of any officer, director, or nominee was indebted to the Company in an amount in excess of $60,000 at any time during the fiscal year ended December 31, 2003.

R. M. Sprague, a director of the Company and owner of Sprague Metal Company, has an ongoing relationship with the Company as a supplier of sheet metal products and other miscellaneous parts. This relationship is expected to continue in the future. During the fiscal year ended December 31, 2003, the Company purchased parts costing $99,297 from the Sprague Metal Company. The Company's management negotiates purchase orders and prices for the items purchased. Management believes the prices paid are competitive with other sources.

Two non-management employees of the Company operate a part-time business rebuilding and selling used equipment manufactured by the Company. The Company contracts with them to rebuild some of its used presses. Most, but not all of their business, is with the company. The Company sells parts to them at its normal selling prices. In 2003 and 2002, they purchased parts totaling $95,050 and $62,915, respectively, from the Company. In 2003 and 2002, the Company purchased from them used equipment, rebuilding services, and used parts totaling $89,196 and $169,199, respectively. The Company, also, paid them storage fees of $10,800 in 2003 and $10,000 in 2002.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

a.   List of Documents filed as a part of this report:

     (1)  Index to Consolidated Financial Statements:

              Report of Grant Thornton LLP, Independent Auditors Consolidated Balance Sheet as of December 31, 2003. Consolidated Statements of Operations for the years ended December 31, 2003 and 2002.
              Consolidated Statements of Cash Flows for the years
                    ended December 31, 2003 and 2002.
              Consolidated Statements of Stockholders' Equity for
                    the years ended December 31, 2003 and 2002.
              Notes to Consolidated Financial Statements.

     (2)  Index to Exhibits:

     (3) Articles of Incorporation and by-laws. Exhibit 1 to the registrant's Form 10-K for the year ended December 31, 1980, File No. 0-7267.

     (10) Material Contracts

          The following exhibits are filed herewith:

          (10a) being the modification and extension of the business Loan Agreement between Web Press Corporation and KeyBank National Association dated March 1, 2004.

          (10b) being the Settlement Agreement between Web Press Corporation and Color Impact Interna- tional, Inc. dated October 23, 2003.

          (31a) Certification of Gary B. Palmer, chairman and president of Web Press Corporation, pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934.

          (31b) Certification of Craig L. Mathison, vice president of finance of Web Press Corporation, pursuant to Rule 13a-15(e) under the Securities Exchange Act of 1934.

          (32a) Certification of Gary B. Palmer, chairman and president of Web Press Corporation, pursuant to 18 U.S.C. Section 1350.

          (32b) Certification of Craig L. Mathison, vice president of finance of Web Press Corporation, pursuant to 18 U.S.C. Section 1350.

                The following exhibits are incorporated herein by reference:

          (10c) being the lease for the Company's facilities between Web Press Corporation (lessee) and William J. Bennett (lessor) dated October 16, 1987.

          (10d) being the Business Loan Agreement between Web Press Corporation and KeyBank National Association dated April 7, 1999.

          (21)  Subsidiaries of Registrant

          (21a) Web Leader International, Inc.

          (b)   Report on Form 8-K

                There have been no reports on Form 8-K filed during the three months ended December 31, 2003

ITEM 14.  CONTROLS AND PROCEDURES

The Company is a non-accelerated filer and does not have to comply with the information required by Item 14 until July 15, 2005.

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Grant Thornton LLP audited the Company's financial statements for the year ended December 31, 2003.

During fiscal year 2003 and 2002, Grant Thornton LLP not only acted as the independent auditors for the Company and its subsidiary (work related to auditing the annual financial statements for the fiscal year 2003 and 2002 and reviewing the financial statements in the Company's Forms 10-QSB), but also rendered on their behalf other services, including tax-related services, and other accounting and auditing services. The following table sets for the aggregate fees billed or expected to be billed by Grant Thornton LLP for audit services rendered in connection with the financial statements and reports for fiscal year 2003 and 2002 on behalf of the Company, as well as all

"out-of-pocket" costs incurred in connection with these services, which have been or will be billed to the Company:

                                           2003        2002
                                           ----        ----
              Audit fees for the year    $64,300     $55,252
              Financial information sys-
                tens design and im-
                plementation                   0           0
              All other fees:
                Tax services             $ 8,400     $ 8,085
                Other                      7,225       3,590
                                         -------     -------

                Total all other fees     $15,625     $11,675
                                         =======     =======

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           WEB PRESS CORPORATION


March  5, 2004                             By: /s/ Gary B. Palmer
                                               ----------------------
                                               Gary B. Palmer
                                               President and Chairman
                                               of the Board


March  5, 2004                             By: /s/ Craig L. Mathison
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

/s/ Gary B. Palmer                                        March  5, 2004
---------------------------------
Gary B. Palmer
President and Chairman
of the Board


/s/ Edwin P. Beierlorzer                                  March  5, 2004
---------------------------------
Edwin P. Beierlorzer
Vice President of Engineering
and Director


/s/ Rolynn G. Mercer                                      March  5, 2004
---------------------------------
Rolynn G. Mercer
Vice President of Manufacturing
and Director


/s/ Roy B. Thompson                                       March  5, 2004
---------------------------------
Roy B. Thompson
Vice President of Technical Services
and Director

/s/ Alan W. White                                         March  5, 2004
---------------------------------
Alan W. White
Vice President of Purchasing
and Director


/s/ Rufus M. Sprague                                      March  5, 2004
---------------------------------
Rufus M. Sprague
Director


/s/ Patrick F. Dunn                                       March  5, 2004
---------------------------------
Patrick F. Dunn
Director


/s/ Gerald C. Knutzen                                     March  5, 2004
---------------------------------
Gerald C. Knutzen
Director

                              WEB PRESS CORPORATION
                                   FORM 10-KSB
                           ITEMS 7, 13(a) (1) AND (2)
                          INDEX OF FINANCIAL STATEMENTS


     The following financial statements of the registrant and its subsidiary required to be included in Item 7 are listed below:

                                                              Page
                                                              ----

Consolidated Financial Statements:
  Report of Independent Certified Public
    Accountants...........................................     32
  Balance Sheet as of December 31, 2003...................     33
  Statements of Operations for each of the two
    years ended December 31, 2003.........................     35
  Statements of Stockholders' Equity for each of
    the two years ended December 31, 2003.................     36
  Statements of Cash Flows for each of the two
    years ended December 31, 2003.........................     37
  Notes to Consolidated Financial Statements..............     39

               Report of Independent Certified Public Accountants


Board of Directors and Stockholders
Web Press Corporation
Kent, Washington

We have audited the accompanying consolidated balance sheet of Web Press Corporation (a Washington corporation) and Subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Web Press Corporation and Subsidiary as of December 31, 2003, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Seattle, Washington
March 5, 2004

                              WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


ASSETS                                                     December 31, 2003
                                                           -----------------

Current Assets:
Cash ..........................................................   $    --
Accounts receivable, less allowance for
  doubtful accounts of $151 (Note 8) ..........................       750
Inventories (Notes 2 and 4) ...................................     3,745
Note receivable ...............................................        36
Deferred tax assets ...........................................       509
Refundable income taxes .......................................        20
Deposits ......................................................        73
Prepaid expenses ..............................................        58
                                                                  -------

Total Current Assets ..........................................     5,191

Machinery and Leasehold Improvements,
    at cost (Notes 2 and 4):
   Machinery and equipment ....................................     3,638
   Leasehold improvements .....................................       239
                                                                  -------
                                                                    3,877

   Less accumulated depreciation
    and amortization ..........................................    (3,341)
                                                                  -------

Machinery and Leasehold Improvements (Net) ....................       536

Intangible Asset, Net (Note 11) ...............................       686

Note Receivable ...............................................         3
                                                                  -------

Total Assets ..................................................   $ 6,416
                                                                  =======

The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


LIABILITIES AND STOCKHOLDERS'                               December 31, 2003
                                                            -----------------
EQUITY

Current Liabilities:
Accounts payable ..............................................  $   619
Customer deposits .............................................      581
Accrued expenses ..............................................      590
Current portion of long-term debt (Note 4) ....................      348
                                                                 -------

Total Current Liabilities .....................................    2,138

Long-Term Debt, less current
  portion (Note 4) ............................................    2,423

Deferred Taxes ................................................      509

Commitments (Note 6) ..........................................       --

Stockholders' Equity (Note 6):
     Common stock, par value $.025
     per share:
       Authorized, 4,000,000 shares
       Issued, 3,436,513 shares ...............................       86
     Paid-in capital ..........................................      320
     Retained earnings ........................................    1,037
                                                                 -------
                                                                   1,443

     Treasury stock, 331,100 shares
       at cost ................................................      (97)
                                                                 -------

Total Stockholders' Equity ....................................    1,346
                                                                 -------

Total Liabilities and Stockholders' Equity ....................  $ 6,416
                                                                 =======

The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands Except Per Share Data)


                                                         Year Ended December 31,
                                                         -----------------------
                                                           2003           2002
                                                           ----           ----

    Sales (Note 7) ...................................   $ 8,708        $ 7,303
    Cost of sales ....................................     6,684          6,345
                                                         -------        -------
                                                           2,024            958

    Selling, general and
      administrative expenses (Note 6) ...........         1,851          1,723
    CII settlement ...............................          (484)            --
    Research & development expenses ..............           243            364
                                                         -------        -------
                                                             414         (1,129)

    Other income .................................             9             11
    Interest expense .............................          (187)          (198)
                                                         -------        -------
                                                            (178)          (187)
                                                         -------        -------

    Earnings (loss) before taxes .................           236         (1,316)

    Taxes (benefit) on earnings (loss)
      (Note 5) ...................................            --           (143)
                                                         -------        -------

    Net earnings (loss) ..........................       $   236        $(1,173)
                                                         =======        =======

    Basic and diluted earnings (loss)
      per share ..................................       $   .08        $  (.38)
                                                         =======        =======

The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                             (Dollars in Thousands)

                                  Common Stock
                                  ------------       Treasury      Paid-in    Retained
                               Shares      Amount      Stock       Capital    Earnings
                             ---------   ---------   ---------    ---------   ---------
Balance, January 1, 2002     3,436,513   $      86   $     (97)   $     320   $   1,974

Net loss for the year               --          --          --           --      (1,173)
                             ---------   ---------   ---------    ---------   ---------

Balance, December 31, 2002   3,436,513          86         (97)         320         801

Net earnings for the year           --          --          --           --         236
                             ---------   ---------   ---------    ---------   ---------

Balance, December 31, 2003   3,436,513   $      86   $     (97)   $     320   $   1,037
                             =========   =========   =========    =========   =========



The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                         Year Ended December 31,
                                                         -----------------------

                                                              2003       2002
                                                              ----       ----
Cash flows from operating activities:
  Net earnings (loss) ....................................  $   236    $(1,173)
  Adjustments to reconcile net
     earnings (loss) to net cash
     provided by operating
     activities:
         Depreciation and amortization ...................      130        146
         Provision for losses on accounts
           receivable ....................................      144        (22)
         Inventory valuation reserve .....................      201         85
         Deferred taxes ..................................       --       (141)
         Intangible amortization .........................        9         --
         Loss (gain) from retirement
           of plant assets ...............................        1         (1)

  Increase (Decrease) in cash from changes in
  operating accounts:
         Accounts receivable .............................     (337)       614
         Refundable income taxes .........................      (20)       137
         Inventory .......................................     (609)       281
         Deposits ........................................      (19)         3
         Prepaid expenses ................................        8         (8)
         Accounts payable ................................      183         85
         Customer deposits ...............................      530        (54)
         Accrued expenses ................................     (245)       217
                                                            -------    -------

         Total adjustments ...............................      (24)     1,342
                                                            -------    -------

     Net cash provided by operating
         activities ......................................      212        169
                                                            -------    -------

Cash flows from investing activities:
     Capital expenditures ................................      (41)       (38)
     Proceeds from sale of plant assets ..................        2          1
     Payments on notes receivable ........................       79         --
                                                            -------    -------

     Net cash provided by (used) in
      investing activities ...............................       40        (37)
                                                            -------    -------

(Continued on following page)

(Continued from previous page)

Cash flows from financing activities:

     Payments on long-term debt ..........................      (54)       (49)
     Net payments on
       long-term line of credit ..........................     (198)       (83)
                                                            -------    -------

     Net cash used by
       financing activities ..............................     (252)      (132)
                                                            -------    -------

Net increase (decrease) of period ........................       --         --
                                                            -------    -------

Cash at beginning of period ..............................       --         --
                                                            -------    -------

Cash at end of period ....................................  $    --    $    --
                                                            =======    =======

Supplemental disclosures of cash flow information:

Cash was paid during the year for:

     Interest ............................................   $ 183    $ 223
     Income taxes ........................................      21        1

Non-cash investing and financing activities:

     Acceptance of note receivable
       for sale of inventory .............................   $ 118       --
     Note payable issued in conjunction
       with CII settlement ...............................     695       --

The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        TWO YEARS ENDED DECEMBER 31, 2003


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

Inventories
-----------

     Raw materials, work-in-progress and finished goods are stated at the lower of average cost or market. Used presses and other related press equipment are stated at the lower of cost (specific identification basis) or market. Inventory costs include material, labor, and manufacturing overhead. Inventories were classified as follows at December 31, 2003:

                                   (Dollars in Thousands)

         Raw materials and parts
         (including subassemblies).....   $1,912
         Work-in-progress..............      598
         Finished goods................    1,122
         Used equipment................      113
                                          ------

                                          $3,745
                                          ======

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

Research and development costs
------------------------------

     Research and development costs are expensed as incurred. Total research and development costs charged to operations during the years ended December 31, 2003 and 2002 were $243 thousand and $364 thousand, respectively.

Intangible assets
-----------------

     Intangible assets consist of drawings and ownership of the Universal Printing Module (UPM) acquired from Color Impact International, Inc. in October 2003. The UPM is the base unit for the Quad-Stack(TM) perfector. Amortization is at the rate of $579 per UPM printing deck sold. The Company expects it to take between nine and 10 years to fully amortize this asset.

Long-lived assets
-----------------

     The Company evaluates potential impairment of long-lived assets whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the estimated future cash flow expected to result from the use of the asset and its eventual disposition is less than its carrying amount. If an asset is considered impaired, the impairment loss is measured as the amount by which the carrying value of the asset exceeds its estimated fair value. Fair value is determined based upon estimated discounted cash flows. To date, the Company has identified no such impairment loss.

Advertising
-----------

         Advertisements placed primarily in periodical printing-trade magazines and newspapers and direct-response mail campaigns followed by phone calls are used to promote the Company's printing presses. Advertising costs are expensed in the period the advertising initially takes place. Total advertising costs charged to operations during the years ended December 31, 2003 and 2002 were $67 thousand and $64 thousand, respectively. Direct-response mail campaigns included in advertising were $16 thousand in 2003 and $26 thousand in 2002.

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

     Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time amounts are past due, the customer's current ability to pay its obligations to the Company, the Company's previous loss history, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received are credited to the allowance for doubtful accounts.

Earnings per share
------------------

     Earnings per share-basic and diluted were calculated based on the weighted average number of shares outstanding. The weighted average-basic and diluted number of shares outstanding was 3,105,413 in 2003 and 2002.

Estimates
---------

     The Company makes certain cost estimates when it records a press sale and uses other estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. All are reported in conformity with accounting principles generally accepted in the United States of America. Company management believes the basis for these estimates are accurately reflected in the financial statements; however, actual results may differ from estimated amounts.

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

Recently issued accounting pronouncements
-----------------------------------------

     During 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143 "Accounting for Asset Retirement Obligations" and, during 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit and Disposal Activities". The adoption of SFAS Nos. 143 and 146 during 2003 did not have a material impact on the Company's consolidated financial statements.

     In November 2003, the Emerging Issues Task Force (EITF) reached a consensus on issue 03-10, "Application of EIFT 02-16 by Resellers to sales Incentives Offered to Consumers by Manufacturers", addressing how a reseller is to account for the redemption of a manufacturer's coupon by a consumer at the reseller's location. The final consensus eliminates the option that permitted resellers to report the value of the consideration received as a reduction in costs of goods sold, but rather mandates that it be recorded as revenue. EITF 03-10 is applicable to new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. The provisions of this consensus did not have an impact on our financial position or operating results.

     In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities," effective for the period ending December 31, 2003.

This interpretation requires the consolidation of variable interest entities in which a company holds a qualifying variable interest. The provisions of this interpretation do not have a significant effect on our financial position or operating results.

     In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Company believes its adoption of this new accounting standard will not have a material impact on the Company's results of operations or financial position, as the Company does not have derivatives nor does it participate in hedging activities.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The statement requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. This statement is effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 during fiscal 2003 did not have a material impact on the Company's consolidated financial position or operating results.

     In November 2003, the EITF reached a consensus on issue 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." EITF 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than twelve months and those in a loss position for greater than twelve months. Additionally, certain qualitative disclosures should be made to clarity a circumstance whereby an investment's fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have a significant effect on our financial position or operating results. At December 31, 2003, the Company did not have any assets that required disclosure.

Note 3 - Legal Proceedings:

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

     On October 23, 2003, the Company and CII signed a Settlement Agreement ending the controversies that were to be arbitrated in November 2003. Under the Settlement Agreement the Company purchased the assets of CII and all product technology covered in the Agreement dated March 28, 1998 between the Company and CII. The Company will pay CII's owner $1,000,000 over a period of 10 years with one payment of $100,000 at the time of settlement and the balance of $900,000 payable in 108 monthly payments of $8,333 starting one year from the settlement date.

     The Settlement Agreement requires CII and its owner to grant the Company first acceptance of any new product type technology at a license fee of 5 percent of the selling price. As of March 5, 2004, the Company and CII had not finalized all of the terms and conditions of this part of the Settlement Agreement and, therefore, no payments have been made.

     As part of the Settlement Agreement, CII dropped all claims for prior unpaid license fees, which were $483,770 as of October 23, 2003. In its Form 10-QSB for the period ended September 30, 2003, the Company reduced accrued expenses in the balance sheet by $483,770 and recorded $483,770 as "CII Settlement" income in the consolidated statement of operations.

     The intangible assets acquired from CII and the note payable to CII's owner was recorded in the Company's books in the fourth quarter of 2003. The value of the intangible asset on the Company's balance sheet was determined by discounting at 8 percent the $1,000,000 payable to CII. That vale was $694,988 as of October 23, 2003. The Company is amortizing this amount at the rate of $579 per printing deck sold.

The Company expects it to take between nine and 10 years to fully amortize this asset.

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

Note 4 - Financing:

     The Company had a revolving line of credit with a commercial bank for borrowing up to $2.6 million. Borrowings against this line were $1.928 million on December 31, 2003. The interest rate charged is the bank's prime rate, plus 3 percent. The rate was 7 percent on December 31, 2003. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral. The loan matured on March 1, 2004.

     On March 1, 2004, the Company and the bank extended the maturity date for the note to March 1, 2005. Terms of the note were modified, separating the note into two parts. (1) A revolving line of credit (LOC) for $1,000,000 and (2) a term note for $1,514,609. The term note will be decreased by $85,391 to $1,429,217 by March 15, 2004. Amortization of the term note is over 20 years. On June 1, 2004, October 1, 2004 and February 1, 2005 both the LOC and the term note must reduce by $25,000. The interest rate charged on the LOC is prime plus 6 percent until September 1, 2004, and then increases to prime plus 8 percent. The interest rate charged on the term note is 10 percent until September 1, 2004, and then increases to 12 percent. The Company paid the bank a loan fee of $25,000.

             Long-term debt consists of the following:

                                         (Dollars in Thousands)
                                            December 31, 2003
                                            -----------------

Revolving line of credit .....................   $  413

Term note to bank, 10% until
September 1, 2004, then increasing
to 12%, due March 1, 2005 ....................    1,515

Note payable, 8%, for intangible asset
payable in one payment of $100,000 and
108 payments of $8,333.  Payment has
not commenced as of March 5, 2004 ............      695

Note payable, 9%, due in monthly
installments of $2,027 including
interest.  Final payment
due April, 2010 ..............................      117

Note payable for equipment, 9.3%,
due in monthly installments of $2,198
including interest.  Final payment due
in March, 2004 ...............................        6

Note payable for equipment, 8.97%, due in
monthly installments of $1,124 including
interest. Final payment due in September, 2004       10

Note payable for equipment, 9%, due in
monthly installments of $492 including
interest.  Final payment due in November,
2006 .........................................       15
                                                 ------
                                                  2,771

Less current portion .........................      348
                                                 ------

                                                 $2,423
                                                 ======

     Equipment with an original cost of $215 thousand is pledged as collateral under the notes payable for equipment.

     Maturities of the long-term debt for the next five years are as follows:

                                         (Dollars in Thousands)
                  2004                         $  348
                  2005                          1,774
                  2006                             76
                  2007                             77
                  2008                             83
                  Thereafter                      413
                                               ------

                                               $2,771
                                               ======

     Maturities of the long-term debt for the next five years include $100 thousand payable to CII and $212 thousand to the bank in 2004 and $1.716 million due in March 2005 to the bank for the revolving line of credit and term loan, and $476 thousand, excluding interest, for equipment purchase contracts. Cash flow required to service the equipment purchase contracts and CII beyond 2004 over their remaining life, including interest, totals $1.088 million.

     The estimated fair value of long-term debt approximates carrying value at December 31, 2003, based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

Note 5 - Income Taxes:

     Taxes (benefit) from earnings (loss) consist of the following:

                              (Dollars in Thousands)
                              Year Ended December 31,
                              -----------------------
                                2003          2002
                                ----          ----

Current tax benefit            $ (34)        $(290)
Deferred taxes                   122          (165)
Valuation allowance              (88)          314
Other adjustment                  --            (2)
                               -----         -----

                               $  --         $(143)
                               =====         =====

     Taxes (benefit) from earnings (loss) differs from the federal statutory rate as follows:

                              (Dollars in Thousands)
                             Year Ended December 31,
                             -----------------------
                                2003         2002
                                ----         ----

Taxes (benefit) at
  the statutory rate           $  80        $(447)
Valuation allowance              (88)         314
Permanent difference               8            6
Other                             --          (16)
                               -----        -----

                               $  --        $(143)
                               =====        =====

     The components of deferred taxes included in the balance sheet as of December 31, 2003, are as follows:

                                    (Dollars in Thousands)
                                    ----------------------

Current deferred tax assets:

  NOL tax carry-forward...........            $438
  Inventory valuation reserve.....             120
  Warranty reserve................              23
  Allowance for doubtful accounts.              51
  Vacation accrual................              36
  Product liability reserve.......              37
  263(a) costs....................              30
                                              ----
                                               735
  Valuation allowance.............            (226)
                                              ----

                                              $509
                                              ====

Non-current deferred tax liabilities:

  Deferred DISC income............            $438
  Excess tax depreciation.........              71
                                              ----

                                              $509
                                              ====

     The Company established a valuation allowance of $226 thousand as of December 31, 2003, due to the uncertainty of future utilization of net operating loss carryforwards and realization of other deferred tax assets.

     The Company has a net operating loss carry-forward of $1.288 million that expires in 2018.

Note 6 - Commitments and Contingencies:

     The Company has leased a 49,000 square foot manufacturing and office facility located in Kent, Washington, since May 1988. The lease expires in November 2008. The total monthly payment is $18,588.

     Rental expense was $220 thousand in 2003 and $215 thousand in 2002.

     Remaining minimum rental commitments are as follows:

                                (Dollars in Thousands)

                 2004                $  223
                 2005                   223
                 2006                   223
                 2007                   223
                 2008                   198
                                     ------

                                     $1,090
                                     ======

Note 7 - Market Segment and Concentration Information:

     Substantially all of the Company's operations relate to the manufacture and sale of printing presses and associated equipment. The Company markets its presses worldwide. International sales accounted for 31.4% of total sales in 2003 and 11.2% in 2002. The Company is not dependent on any country or region of the world for international sales and domestic sales are disseminated throughout the United States.

     Export sales of equipment by geographical area were as follows:

                                    (Dollars in Thousands)
                                    Year Ended December 31,
                                    -----------------------
                                   2003                2002
                                   ----                ----

     Europe                       $1,108              $ 417
     Western Hemisphere            1,285                 --
                                  ------              -----


                                  $2,393              $ 417
                                  ======              =====

     The Company normally has one or more individual press sales which account for more than 10% of revenues in a given year. It is uncommon for a customer to place a large order for additional equipment in the years immediately following purchase of a press. On an ongoing basis, the Company does not believe it is dependent on any one customer for a significant portion of its business.

     In 2003, the Company had a sale to one customer that as a percentage of total consolidated sales accounted for 12.2% of total sales. In 2002, the Company did not have sales to any one customer that, as a percentage of total consolidated sales, was greater than 10%.

Note 8 - Accounts Receivable:

     Accounts receivable consist of the following at December 31, 2003:

                                         (Dollars in Thousands)
                Trade receivables               $ 901
                Less allowance for
                  doubtful accounts              (151)
                                                -----

                Accounts receivable, net        $ 750
                                                =====

     Changes in the Company's allowance for doubtful accounts are as follows for the year ended December 31, 2003:

                                          (Dollars in Thousands)
                Beginning balance               $  15
                Bad debt expense                  148
                Write-offs                        (13)
                Recoveries                          1
                                                -----

                Ending balance                  $ 151
                                                =====

Note 9 - Product Warranty Liability:

     The changes in the Company's product warranty liability are as follows for the year ended December 31, 2003:

                                         (Dollars in Thousands)
         Liability, January 1, 2003             $ 118
         Warranty expense                          25
         Warranty claims                          (76)
                                                -----

         Liability, December 31, 2003           $  67
                                                =====

Note 10 - Amortization of Intangible Assets:

     The following is a summary of non-goodwill intangibles subject to amortization as of December 31, 2003:


                                          (Dollars in Thousands)
                  Universal Printing Module        $695
                  Accumulated amortization           (9)
                                                   ----

                                                   $686
                                                   ====

     Amortization expense in 2003 was $9 thousand. The Universal Printing Module is the base unit for the Quad-Stack(TM) perfector (UPM). Amortization is at the rate of $579 per UPM printing deck sold. The Company expects it to take between nine and 10 years to fully amortize this asset. The Company expects amortization expense during the next five years to between $65 thousand and $104 thousand per year.

Note 11 - Retirement Savings Plan:

     The Company has a 401(k) plan covering all employees who have completed one year of service. Plan participants self-direct their investments choosing from eleven options sponsored by Merrill Lynch. The Company matches up to 25% of the first $4,000 contributed by the employee in a year. In addition, the Company may make a discretionary matching contribution. The total amount is determined by the Company's Board of Directors and allocated to the participants based on their contributions. There were no discretionary contributions in 2003 and 2002. Fees paid the administrator, plus the Company's matching contribution, totaled approximately $23 thousand in 2003 and $22 thousand in 2001.

Note 12 - Related Party Transactions:

     A director of the Company has an ongoing relationship with the Company as a supplier of sheet metal products and other miscellaneous parts. This relationship is expected to continue in the future. During the fiscal years ended December 31, 2003 and 2002, the Company purchased parts costing approximately $99 thousand and $113 thousand, respectively.

     Two non-management employees of the Company operate a part-time business rebuilding and selling used equipment manufactured by the Company. The Company contracts with them to rebuild some of its used presses. Most, but not all of their business, is with the Company. The Company sells parts to them at its normal selling prices. In 2003 and 2002, they purchased parts totaling $95,050 and $62,915, respectively, from the Company. In 2003 and 2002, the Company purchased from them used equipment, rebuilding services, and used parts totaling $89,195 and $169,199, respectively. The Company, also, paid them storage fees of $10,800 in 2003 and $10,000 in 2002.