Form 10QSB
period 2004-03-31
WEB PRESS CORP
filed 2004-05-13
CIK 105183

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ending March 31, 2004

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

All reports during the preceding 12 months have been filed.
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate issuers): Common Stock, $.025 par value per share; 3,105,413 shares outstanding as of May 7, 2004.

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

                                     PART I
                                     ------

                              FINANCIAL INFORMATION

                              WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


  ASSETS                                        March 31, 2004
                                                --------------

  Current Assets:
    Cash and cash equivalents ..................    $   114
    Accounts receivable, less
      allowance for doubtful
      accounts of $96 ..........................        798
    Inventories ................................      3,508
    Deferred tax assets ........................        509
    Note receivable ............................         37
      Refundable income taxes ..................         20
    Deposits ...................................         45
    Prepaid expenses ...........................        187
                                                    -------

    Total Current Assets .......................      5,218

  Machinery and Leasehold Improvements, at cost:
    Machinery and equipment ....................      3,644
    Leasehold improvements .....................        239
                                                    -------
                                                      3,883
  Less accumulated depreciation
    and amortization ...........................     (3,372)
                                                    -------

  Machinery and Leasehold
    Improvements (Net) .........................        511

  Intangible Asset, Net ........................        676
                                                    -------

  Total Assets .................................    $ 6,405
                                                    =======



  The above figures are unaudited. The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY          March 31, 2004
                                              --------------

Current Liabilities:
     Revolving line of credit ...............    $   291
     Current portion of long-term debt ......      1,556
     Accounts payable .......................        355
     Customer deposits ......................        889
     Accrued expenses .......................        623
                                                 -------


Total Current Liabilities ...................      3,714

Long-Term Debt, less current portion ........        703

Deferred Tax Liabilities ....................        509

Commitments .................................       --

Stockholders' Equity:
     Common stock, par value $.025 per share:
      Authorized, 4,000,000 shares
      Issued, 3,436,513 shares ..............         86
     Paid-in capital ........................        320
     Retained earnings ......................      1,170
                                                 -------

                                                   1,576

     Treasury stock, 331,100 shares at cost .        (97)
                                                 -------

Total Stockholders' Equity ..................      1,479
                                                 -------

Total Liabilities and
 Stockholders' Equity .......................    $ 6,405
                                                 =======


The above figures are unaudited. The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                      Consolidated Statements of Operations

                      For the three months ended March 31,
                (Dollars in Thousands Except Earnings Per Share)


                                           2004        2003
                                           ----        ----

Sales ...............................    $ 2,579     $ 2,331

Cost of sales .......................      1,917       1,743
                                         -------     -------
                                             662         588
Selling, general and
  administrative expenses ...........        464         346
Research & development expense.......         23          82
                                         -------     -------
                                             175         160

Other income ........................          2           3
Interest expense ....................        (44)        (55)
                                         -------     -------
                                             (42)        (52)
                                         -------     -------
Earnings before taxes ..............         133         108

Taxes on earnings ..................          --          --
                                         -------     -------


Net earnings .......................     $   133     $   108
                                         =======     =======

Basic and diluted earnings
  per share ........................     $   .04     $   .03
                                         =======     =======


The above figures are unaudited. The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      For the three months ended March 31,
                             (Dollars in Thousands)


                                                   2004      2003
                                                   ----      ----

Cash flows from operating activities:
  Net earnings ...............................    $ 133     $ 108
  Adjustments to reconcile net
  earnings to net cash provided
  (used) by operating activities:
    Depreciation and amortization ............       31        35
    Inventory valuation reserve ..............       53        24
    Provision for (recovery of) losses
       on accounts receivable ................      (55)       10
    Intangible amortization ..................       10      --

    Increase (Decrease) in cash from
    changes in operating accounts:

          Accounts receivable ................        7       (63)
          Inventory ..........................      184      (325)
          Deposits ...........................       28      --
          Prepaid expenses ...................     (129)     (133)
          Accounts payable ...................     (264)      315
          Customer deposits ..................      308       154
          Accrued expenses ...................       33        37
                                                  -----     -----


          Total adjustments ..................      206        54
                                                  -----     -----

  Net cash provided by
    operating activities .....................      339       162

Cash flows from investing activities:
  Capital expenditures .......................       (6)       (4)
  Payments on note receivable ................        2        55
                                                  -----     -----

Net cash provided (used)
 by investing activities .....................       (4)       51


(Continued on the following page)

(Continued from the previous page)


Cash flows from financing activities:

  Payments on long-term debt .....................      (99)      (13)
  Net payments under line of credit ..............     (122)     (200)
                                                      -----     -----

  Net cash used by financing activities ..........     (221)     (213)
                                                      -----     -----

Net increase in cash and cash
  equivalents ....................................      114      --

Cash and cash equivalents
  at beginning of period .........................     --        --
                                                      -----     -----

Cash and cash equivalents
  at end of period ...............................    $ 114     $--
                                                      =====     =====

Supplemental disclosures of cash flow information:

  Cash was paid during the period for:

  Interest .......................................    $  29     $  54

     Non-cash investing activities:

  Acceptance of note receivable for sale
    of inventory .................................     --       $ 188




The above figures are unaudited. The accompanying notes are an integral part of the Consolidated Financial Statements.

                              WEB PRESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

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

Inventories were classified as follows:

                               (Dollars in Thousands)
                                   March 31, 2004

    Raw materials and parts
    (including subassemblies).....    $1,945
    Work-in-progress..............       985
    Finished goods................       474
    Used equipment................       104
                                      ------

                                      $3,508
                                      ======

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

Research and development costs
------------------------------

Research and development costs are expensed as incurred. Total research and development costs charged to operations during the quarters ended March 31, 2004 and 2003 were $23 thousand and $82 thousand, respectively.

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

Earnings per share
------------------

Earnings per share-basic and diluted were calculated based on the weighted average number of shares outstanding. The weighted average-basic and diluted number of shares outstanding was 3,105,413 in 2004 and 2003. The Company has no potentially dilutive securities outstanding.

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

The changes in the Company's product warranty liability were as follows for the quarter ended March 31, 2004:

                                          (Dollars in Thousands)
         Liability, January 1, 2004....           $ 62
         Warranty expense..............             --
         Warranty claims...............            (12)
                                                  ----

         Liability, March 31, 2004.....           $ 50
                                                  ====


Note 2 - Financing

The Company has had a business loan agreement with a commercial bank since April 1999. The business loan agreement provided the Company with a revolving line of credit (LOC). On March 1, 2004, the Company and the bank modified the business loan agreement and extended the maturity date for the note to March 1, 2005.

There now are two separate parts to the loan agreement. (1) A LOC for $1,000,000 and (2) a term note for $1,514,609. The term note was decreased by $85,391 to $1,429,217 on March 15, 2004. Amortization of the term note is over 20 years. On June 1, 2004, October 1, 2004 and February 1, 2005 both the LOC and the term note must be reduced by $25,000. The interest rate charged on the LOC is prime plus 6 percent until September 1, 2004, and then increases to prime plus 8 percent. On March 31, 2004, the rate was 10 percent. The interest rate charged on the term note is 10 percent until September 1, 2004, and then increases to 12 percent. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.

         Long-term debt consists of the following:

                                                          (Dollars in Thousands)

                                                               March 31, 2004
                                                               --------------

Revolving line of credit.......................................     $  291

Term note to bank, 10% untilv
September 1, 2004, then increasing
to 12%, due March 1, 2005......................................      1,429

Note payable, 8%, for intangible asset
payable in one payment of $100,000 and
108 payments of $8,333.  Payment has
not commenced as of May 5, 2004................................        695

Note payable, 9%, due in monthly
installments of $2,027 including
interest.  Final payment
due April, 2010................................................        114

Note payable for equipment, 8.97%, due in
monthly installments of $1,124 including
interest. Final payment due in September, 2004.................          7

Note payable for equipment, 9%, due in
monthly installments of $492 including
interest.  Final payment due in November,
2006...........................................................         14
                                                                    ------
                                                                     2,550

(Continued on the following page)

(Continued from the previous page)

Less current portion...........................................      1,847
                                                                   -------

                                                                   $   703
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

On October 23, 2003, the Company and CII signed a Settlement Agreement ending the controversies that were to be arbitrated in November 2003. As part of the Settlement Agreement, CII dropped all claims for prior unpaid license fees as of that date and the Company purchased the assets of CII including all product technology covered in the Agreement dated March 28, 1998 between the Company and CII. The Company will pay CII's owner $1,000,000 over a period of 10 years with one payment of $100,000 at the time of settlement and the balance of $900,000 payable in 108 monthly payments of $8,333.33, starting one year from the settlement date. Total payments on the term note were discounted at 8 percent and recorded at $695,000 on the balance sheet.

The Settlement Agreement also required CII and its owner to grant the Company first acceptance of any new product type technology at a license fee of 5 percent of the selling price. The Company and CII have not been able to agree on all of the terms and conditions of this part of the Settlement Agreement and both parties have therefore agreed to have the arbitrator resolve those issues that they cannot agree upon.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CRITICAL ACCOUNTING POLICIES


The Company's analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. The Company applies accounting policies within US GAAP that management believes are appropriate to accurately and fairly report the Company's operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions along with other factors. The Company's accounting policies are stated in Note 3 to the consolidated financial statements dated December 31, 2003. The Company believes the following accounting policies and estimates are critical to understanding the results of operations and affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.


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


Allowance for doubtful accounts - The Company actively monitors the financial condition of its customers to determine the potential nonpayment of trade receivables. The Company also considers other economic factors, such as advertising revenue, consumer confidence and aging trends, in determining if the allowance for doubtful accounts is adequate. Management believes that its process of specific review of customers combined with overall analytical review provides an accurate evaluation of collectibility of trade receivables.

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


OPERATING RESULTS


Total sales in the first quarter of 2004 increased 10.6 percent to $2.579 million from 2003 first quarter sales of $2.331 million. First quarter sales in 2004 were the highest they have been since the first quarter of 1990, when the Company had sales of $3.506 million. Sales in the first quarter of 2004 are approaching more normal levels due to the steady economic growth now taking place in the United States and to a lesser degree because of the beginning of an economic recovery in Europe and Asia. A steady increase in advertising revenues during the past eighteen months for newspapers and commercial printers has caused their earnings to improve, resulting in increased equipment sales for the Company. In general, the average revenue per order the Company has received during the past six months has increased when compared with the average revenue per order received during most of the prior three years. The table below compares domestic, international and total sales by category for the first quarter of 2004 with the first quarter of 2003:


                               (Dollars in Thousands)
                       Domestic     International       Total
                       --------     -------------       -----
                     2004    2003    2004    2003    2004    2003
                     ----    ----    ----    ----    ----    ----
New equipment      $1,966  $1,554  $  292  $  268  $2,258  $1,822
Used equipment         --     168      29      --      29     168
Parts & service       216     250      76      91     292     341
                   ------  ------  ------  ------  ------  ------

Total sales        $2,182  $1,972  $  397  $  359  $2,579  $2,331
                   ======  ======  ======  ======  ======  ======

New equipment sales increased 23.4 percent to $2.258 million in 2004 from $1.822 million in 2003. Used equipment sales were only nominal in 2004 and 2003, and did not make a significant contribution to the Company's profits in either year. Parts and service sales unexpectedly decreased in 2004 to $292 thousand compared with 2003 sales of $340 thousand. On a quarter-by-quarter basis, the Company expects sales in 2004 to exceed 2003. The Company believes newspapers will continue to increase their purchasing of new printing equipment during the remainder of 2004 and that the average size of those orders will be larger as long as the economy continues to improve and advertising revenues for newspapers grow.


Cost of sales, as a percentage of sales, was 74.3 percent in the first quarter 2004. In 2003, it was 74.8 percent. Unit costs have remained essentially unchanged during the past year. In 2004, the number of different parts the Company is having manufactured in China and India has not changed significantly compared with 2003. The Company intends to continue outsourcing parts in 2004. The gross profit margin on parts sales declined 9.5 percent in 2004 from 2003. The Company charged $53 thousand and $24 thousand to expense in 2004 and 2003, respectively, for inventory valuation adjustments.


The recent increases in steel and aluminum prices did not materially affect the Company's costs in the first quarter of 2004. However, by the third quarter of 2004 that will no longer be the case because costs for the raw materials and purchased components (steel, aluminum, sheet metal, bearings, etc.) used in the manufacture of the Company's products are now increasing significantly. The Company is presently evaluating the impact.


Selling, general and administrative expenses in the first quarter were $464 thousand in 2004 and $346 thousand in 2003. Selling expenses increased $153 thousand to $341 thousand in the first quarter of 2004 compared with $188 thousand the first quarter of 2003. The Company spent $36 thousand for a marketing and design consultant to freshen the Company's image in the first quarter of 2004. Payroll and incentive compensation increased $101 thousand to $226 thousand in 2004. The increase was the result of higher sales commissions paid primarily to non-company sales agents who receive a higher commission percentage when they make a sale compared with Company employed sales executives, and because the Company had two additional internal sales executives in 2004 compared with 2003. General and administrative expenses decreased $37 thousand to $122 thousand in the first quarter of 2004 from $159 thousand in 2003. In the first quarter of 2004, the Company collected several outstanding receivables that it had previously established a bad debts reserve for, resulting in a net credit to bad debts expense of $54 thousand. In the first quarter of 2003, bad debts expense was $10 thousand. Com-pensation expense, professional service fees, and computer expenses increased $5 thousand, $5 thousand, and $8 thousand, respectively, in the first quarter of 2004 compared with 2003. Other selling, general and administrative expenses did not change significantly.


Interest expense was $44 thousand in the first quarter of 2004, a decrease of $11 thousand from $55 thousand in the first quarter of 2003. The average interest rate on the Company's revolving line of credit from the bank was 8 percent in 2004 and 7.25 percent in 2003. The increase in the average rate was caused by higher pricing charged by the bank when the business loan agreement was extended and modified in March 2004. Average borrowings against the Company's revolving line of credit with the bank were $1.651 million in the first quarter of 2004 compared with $2.244 million for the same period in 2003. The modification to the business loan agreement also converted $1.515 million of the Company's revolving line of credit with the bank to a term note. Had the Company not converted that amount into a term note the average amount outstanding on the revolving line of credit would have been $2.009 million in the first quarter of 2004.


The Company had net earnings of $133 thousand in the first quarter 2004 due primarily to higher new equipment sales in 2004 compared with 2003. In the first quarter of 2003, the Company had net earnings of $108 thousand. The Company did not have to recognize any income tax expense in either the first quarter of 2004 or 2003 because of the utilization of its net operation loss from prior years.


The Company believes, after three years of suppressed economic activity, that market conditions are approaching more normal levels. The marketing program begun in the third quarter of 2001 has significantly increased the number of active prospects the Company works with on an ongoing basis. Because the Quad-Stack(TM) provides inimitable four-color print quality the Company expects the number of newspapers inserting the Quad-Stack(TM) into competitive manufacturers' press lines will continue to be a significant portion of new equipment sales. The "energy-set" application for the Quad-Stack(TM), now being used by several of the Company's customers, is exceeding expectations for print quality. The Company intends to vigorously market this application of the Quad-Stack(TM) technology in the near future and anticipates that total Company sales will increase as a result. In general, the Company is quoting larger size press orders in 2004 then it has during the past three years.


The Company's operating results for the first quarter of 2004 are not necessarily indicative of results to be expected for the full year, particularly because of the high value of each order for the Company's equipment and their irregular timing.


LIQUIDITY


Net working capital was $1.504 million and the current ratio was 1.4:1 on March 31, 2004. Net cash provided by operating activities was $339 thousand in the first quarter of 2004. Changes in working capital components from December 31, 2003, include a decrease in accounts receivable of $7 thousand; a decrease in inventory of $184 thousand; an increase in prepaid expenses of $129 thousand; a decrease in accounts payable of $264 thousand; and an increase in customer deposits of $308 thousand.


On March 31, 2004, raw materials and parts inventories had increased $33 thousand; work-in-progress had increased $387 thousand; finished goods had decreased $648 thousand; and used equipment had decreased $9 thousand, from December 31, 2003.


The Company has had a business loan agreement with a commercial bank since April 1999. The business loan agreement provided the Company with a revolving line of credit (LOC). On March 1, 2004, the Company and the bank modified the business loan agreement and extended the maturity date for the note to March 1, 2005.

There now are two separate parts to the loan agreement. (1) A LOC for $1,000,000 and (2) a term note for $1,514,609. The term note was decreased by $85,391 to $1,429,217 on March 15, 2004. Amortization of the term note is over 20 years. On June 1, 2004, October 1, 2004 and February 1, 2005 both the LOC and the term note must be reduced by $25,000. The interest rate charged on the LOC is prime plus 6 percent until September 1, 2004, and then increases to prime plus 8 percent. On March 31, 2004, the rate was 10 percent. The Company had additional borrowing capacity of $709 thousand on March 31, 2004 from its LOC. The interest rate charged on the term not is 10 percent until September 1, 2004, and then increases to 12 percent. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.


Funds provided by operations are the Company's primary source of liquidity.


Periodically the Company borrows funds from corporate officers to meet short-term working capital requirements. Promissory notes are issued to the lender and the notes are repaid when Company cash flow permits, usually within 30 to 60 days.


The Company's backlog of firm orders at any point in time is not sufficient to meet a full year's operating needs. It is management's belief that sufficient orders will continue to be received from domestic and foreign markets, along with additional financing, to meet liquidity requirements in the upcoming year. As of May 1, 2004, the Company's backlog of firm orders for delivery of new printing presses in the remainder of 2004 is $2.904 million.

CAPITAL RESOURCES


Total assets were $6.405 million on March 31, 2004, a decrease of $11 thousand from December 31, 2003. Stockholders' equity increased $133 thousand from December 31, 2003, to $1.479 million on March 31, 2004. Long-term debt was $703 thousand.


Long-term financing in the form of secured notes is used to acquire manufacturing equipment. Other then the term note with the bank, the Company has not incurred any new long-term debt in 2004.


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

          (32.1) Certification of Gary B. Palmer, chairman and president of Web Press Corporation, pursuant to 18 U.S.C. Section 1350.

          (32.2) Certification of Craig L. Mathison, vice president of finance of Web Press Corporation, pursuant to 18 U.S.C. Section 1350.


(b) Reports on Form 8-K -- There are no reports on Form 8-K filed for the three months ending March 31, 2004.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WEB PRESS CORPORATION
                                ---------------------
                                    (Registrant)


May 7, 2004                     /s/ Gary B. Palmer
-----------                     -----------------------------
Date                            Gary B. Palmer, President


May 7, 2004                    /s/ Craig L. Mathison
-----------                    -----------------------------
Date                            Craig L. Mathison
                                Vice President of Finance
                                (Principal Accounting Officer)