Form 10QSB
period 2004-06-30
WEB PRESS CORP
filed 2004-08-16
CIK 105183

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ending June 30, 2004
                          -------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
       OF THE EXCHANGE ACT

For the transition period from ______________ to ______________

Commission file number 0-7267
                       ------

                WEB PRESS CORPORATION
------------------------------------------------------
(Exact name of registrant as specified in its charter)

         Washington                                              91-0851298
------------------------------                              -------------------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate issuers): Common Stock, $.025 par value per share; 3,105,413 shares outstanding as of August 6, 2004.

                       - - - - - - - - - - - - - - - - - -

                       Page 1 of 20 pages in this document

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

                                     PART I

                              FINANCIAL INFORMATION

                              WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


    ASSETS                                         June 30, 2004
                                                   -------------

Current Assets:
    Cash and cash equivalents ................        $    --
    Accounts receivable, less
      allowance for doubtful
      accounts of $94 ........................            298
    Inventories, net .........................          3,247
    Deferred tax assets ......................            509
    Note receivable ..........................             25
    Deposits .................................            112
  Prepaid expenses ...........................            135
                                                      -------

Total Current Assets .........................          4,326

Machinery and Leasehold Improvements, at cost:
    Machinery and equipment ..................          3,655
    Leasehold improvements ...................            239
                                                      -------
                                                        3,894

    Less accumulated depreciation
    and amortization .........................         (3,402)
                                                      -------

Machinery and Leasehold
    Improvements (Net) .......................            492

Intangible assets, net .......................            658
                                                      -------


Total Assets .................................        $ 5,476
                                                      =======


The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                              WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY              June 30, 2004
                                                  -------------


Current Liabilities:
     Accounts payable .......................        $   652
     Customer deposits ......................            127
     Accrued expenses .......................            481
     Current portion of long-term debt ......          1,554
                                                     -------

Total Current Liabilities ...................          2,814

Long-Term Debt, less current portion ........            664

Deferred Tax Liabilities ....................            509

Commitments and Contingencies: ..............             --

Stockholders' Equity:
     Common stock, par value $.025 per share:
      Authorized, 4,000,000 shares
      Issued, 3,436,513 shares ..............             86
     Paid-in capital ........................            320
     Retained earnings ......................          1,180
                                                     -------

                                                       1,586

     Treasury stock, 331,100 shares at cost .            (97)
                                                     -------

Total Stockholders' Equity ..................          1,489
                                                     -------

Total Liabilities and
   Stockholders' Equity .....................        $ 5,476
                                                     =======


The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                              WEB PRESS CORPORATION

                       Consolidated Statements of Earnings

                  For the three and six months ended June 30th,
                (Dollars in Thousands Except Earnings Per Share)

                               THREE MONTHS             SIX MONTHS
                               ------------             ----------
                             2004        2003        2004        2003
                             ----        ----        ----        ----

Sales .................    $ 2,851     $ 2,611     $ 5,430     $ 4,942

Cost of sales .........      2,076       1,946       3,993       3,689
                           -------     -------     -------     -------
                               775         665       1,437       1,253
Selling, general and
  administrative
  expenses ............        647         468       1,111         814
Research & development
  expense .............         21          31          44         113
                           -------     -------     -------     -------
                               107         166         282         326

Other income ..........          1           2           3           5
Interest expense ......        (98)        (44)       (142)        (99)
                           -------     -------     -------     -------
                               (97)        (42)       (139)        (94)
                           -------     -------     -------     -------

Earnings before taxes .         10         124         143         232

Taxes on earnings .....         --          --          --          --
                           -------     -------     -------     -------

Net basic and diluted
  earnings ............    $    10     $   124     $   143     $   232
                           =======     =======     =======     =======

Basic and diluted earn-
  ings per share ......    $   .01     $   .04     $   .05     $   .07
                           =======     =======     =======     =======


The above figures are unaudited. The accompanying notes are an integral part of these statements of earnings.

                              WEB PRESS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       For the six months ended June 30th,
                             (Dollars in Thousands)

                                                2004          2003
                                                ----          ----

Cash flows from operating activities:
  Net earnings ........................        $ 143         $ 232
  Adjustments to reconcile net earnings
  to net cash provided by
  operating activities:
    Depreciation and amortization .....           61            67
     Provision for (recovery of) losses
        on accounts receivable ........          (49)           32
     Inventory valuation reserve ......          108            22
     Intangible amortization ..........           28            --
    Increase (Decrease) in cash from
    changes in operating accounts:

      Accounts receivable .............          501           114
      Inventory .......................          390          (212)
       Deposits .......................          (39)           11
      Prepaid expenses ................          (77)          (72)
       Income taxes refundable ........           20            --
      Accounts payable ................           33            76
      Customer deposits ...............         (454)            6
      Accrued expenses ................         (109)           (5)
                                               -----         -----

      Total adjustments ...............          413            40
                                               -----         -----


    Net cash provided by operating
       activities .....................          556           272
                                               -----         -----

Cash flows from investing activities:
  Capital expenditures ................          (17)          (36)
  Proceeds from retirement of assets ..           --             2
  Payments on notes receivable ........           14            63
                                               -----         -----

Net cash provided (used)
  by investing activities .............           (3)           29
                                               -----         -----


Continued on following page
---------------------------

Continued from previous page
----------------------------


Cash flows from financing activities:
   Loans from officers ...............          260            --
   Payments on officers notes ........         (260)           --
  Payments on long-term debt .........         (140)          (26)
  Net borrowings (payments) under line
    of credit ........................         (413)          275
                                              -----         -----

  Net cash provided (used) by
    financing activities .............         (553)         (301)
                                              -----         -----

Net increase (decrease) in cash ......           --            --

Cash and cash equivalents
  at beginning of period .............           --            --
                                              -----         -----

Cash and cash equivalents
  at end of period ...................        $  --         $  --
                                              =====         =====

Supplemental disclosures of cash
  flow information:

Cash was paid during the period for:
  Interest ...........................        $  98         $ 100
                                              =====         =====

Non-cash investing activities:

Acceptance of note receivable for sale
  of inventory .......................        $  --         $ 118
                                              =====         =====


The above figures are unaudited. The accompanying notes are an integral part of these statements of cash flows.

                              WEB PRESS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

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

Inventories were classified as follows:

                               (Dollars in Thousands)
                                    June 30, 2004
                                    -------------

    Raw materials and parts
    (including subassemblies).....      $2,433
    Work-in-progress..............         133
    Finished goods................         575
    Used equipment................         106
                                        ------

                                        $3,247
                                        ======

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

Research and development costs
------------------------------

Research and development costs are expensed as incurred. Total research and development costs charged to operations during the six months ended June 30, 2004 and 2003 were $44 thousand and $113 thousand, respectively.

Income taxes
------------

Income taxes are provided on income for financial reporting purposes without regard to the period in which such taxes are payable. Deferred taxes are provided for all significant items which are reported for tax purposes in different periods than the consolidated statements of earnings. Investment tax credits are recorded as a reduction of federal income taxes in the year available. When the Company's utilization of deferred tax assets is dependent upon future profits, which are not reasonably assured, a valuation allowance for deferred tax assets is provided. The Company did not have to recognize any income tax expense in either the first or second quarters of 2004 or 2003 because of the utilization of its net operating loss from prior years.

Earnings per share
------------------

Earnings per share-basic and diluted were calculated based on the weighted average number of shares outstanding. The weighted average-basic and diluted number of shares outstanding were 3,105,413 in 2004 and 2003. The Company has no potentially dilutive securities outstanding.

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

The changes in the Company's product warranty liability were as follows for the six months ended June 30, 2004:

                                          (Dollars in Thousands)
         Liability, January 1, 2004....            $ 62
         Warranty expense..............              40
         Warranty claims...............             (44)
                                                   ----

         Liability, June 30, 2004......            $ 58
                                                   ====

Note 2 - Financing:

The Company has had a business loan agreement with a commercial bank since April 1999. The business loan agreement provided the Company with a revolving line of credit (LOC). On March 1, 2004, the Company and the bank modified the business loan agreement and extended the maturity date for the note to March 1, 2005. There now are two parts to the loan agreement. (1) A LOC for $975,000 and (2) a term note for $1.396 million. Amortization of the term note is over 20 years. On October 1, 2004 and February 1, 2005 both the LOC and the term note must be reduced by $25,000. The interest rate charged on the LOC is prime plus 6 percent until September 1, 2004, and then increases to prime plus 8 percent. On June 20, 2004, the rate was 10 percent. The interest rate charged on the term note is 10 percent until September 1, 2004, and then increases to 12 percent. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.

                    Long-term debt consists of the following:

                                                       (Dollars in Thousands
                                                            June 30, 2004
                                                            -------------

Revolving line of credit.............................         $     --

Term note to bank, 10% until
September 1, 2004, then increasing
to 12%, due March 1, 2005............................            1,397

Note payable, 8%, for intangible assets
payable in one payment of $100,000 and
108 payments of $8,333.  The first payment
of $100,000 was made on July 30, 2004................              695

Note payable, 9%, due in monthly
installments of $2,027 including
interest.  Final payment
due April, 2010......................................              110

Note payable for equipment, 8.97%, due in
monthly installments of $1,124 including
interest. Final payment due in September, 2004.......                3

Note payable for equipment, 9%, due in
monthly installments of $492 including
interest.  Final payment due in November,
2006.................................................               13
                                                              --------
                                                                 2,218

Less current portion.................................            1,554
                                                              --------

                                                              $    664
                                                              ========

Equipment with an original cost of $215 thousand is pledged as collateral under the notes payable for equipment.

During the period ended June 30, 2004, the Company borrowed
$260 thousand from corporate officers to meet short-term working capital requirements. Promissory notes bearing an interest rate of 10 percent were issued. The notes were repaid on June 29, 2004. On July 29, 2004, short-term promissory notes totaling $182 thousand were issued to corporate officers. The notes are expected to be repaid within 60 days.

Note 3 - Legal proceedings:

On July 29, 2004, the Company and Color Impact International, Inc. (CII) signed an agreement finalizing the terms and conditions of the Settlement Agreement signed on October 23, 2003. All of the controversies between the Company and CII are resolved and the Company made the initial payment, as called for in the Settlement Agreement, of $100,000 to CII on July 30, 2004.

The Company is involved in certain other legal proceedings arising in the normal course of business. An estimate of the possible loss, if any, resulting from these matters cannot be made at this time. However, management believes, based upon the advice of legal counsel, that the ultimate resolution of these matters will not have a material impact on the Company's consolidate financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CRITICAL ACCOUNTING POLICIES

The Company's analysis and discussion of its financial condition and results of operations are based upon its consolidated financial statements that have been prepared in accordance with generally accepted accounting principles in the United States (US GAAP). The preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumptions and disclosures. The Company applies accounting principles within US GAAP that management believes are appropriate to accurately and fairly report the Company's operating results and financial position in a consistent manner. Management regularly assesses these principles in light of current and forecasted economic conditions along with other factors. The Company's accounting policies are stated in Note 3 to the consolidated financial statements as presented herein. The Company believes the following accounting policies and estimates are critical to understanding the results of operations and affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Income Taxes - The Company records an income tax valuation allowance when management determines that it is more likely than not that certain deferred tax assets will be realized. These deferred tax items represent expenses recognized for financial reporting purposes, which may result in tax deductions in the future. Certain judgments, assumptions and estimates may affect the carrying value of net deferred tax assets and the amount of the valuation allowance in the consolidated financial statements. The Company did not have to recognize any income tax expense in either the first or second quarters of 2004 or 2003 because of the utilization of its net operating loss from prior years.

OPERATING RESULTS
-----------------

Total sales for the first six months of 2004 increased 9.9 percent to $5.430 million. In 2003, total sales for the first six months were $4.942 million. Second quarter sales in 2004 were $2.851 million compared with $2.611 million in 2003. Sales for the first six months in 2004 are approaching more historic levels due to the steady economic growth now taking place in the United States and to a lesser degree in Asia and Europe. A steady increase in advertising revenues during the past 20 months for newspapers and commercial printers has caused their earnings to improve, resulting in increased equipment sales for the Company. In general, the average revenue per order the Company has received during the past nine months has increased when compared with the average revenue per order received during most of the prior three years. The table below compares domestic, international and total sales by category for the first six months of 2004 with the corresponding period in 2003:

                                (Dollars in Thousands)
                      Domestic       International        Total
                    2004    2003     2004    2003     2004    2003
                    ----    ----     ----    ----     ----    ----
New equipment      $3,549  $3,264   $1,109  $  831   $4,658  $4,095
Used equipment         21     168       29      --       50     168
Parts & service       509     513      213     166      722     679
                   ------  ------   ------  ------   ------  ------

Total sales        $4,079  $3,945   $1,351  $  997   $5,430  $4,942
                   ======  ======   ======  ======   ======  ======

New equipment sales increased to $4.658 million in 2004 from $4.095 million 2003. Parts and service sales increased slightly in 2004 to $722 thousand from 2003 sales of $679 thousand. The Company has firm orders for new printing presses to be delivered in the third and fourth quarters of 2004 of $1.143 million. On a quarter-by-quarter basis, the Company expects sales in 2004 to exceed 2003. The Company believes newspapers will continue to increase their purchasing of new printing equipment during the remainder of 2004 and that the average size of those orders will be larger as long as the economy continues to improve and advertising revenues for newspapers grow.

Cost of sales, as a percentage of sales, was 73.5 percent in the first half of 2004. In 2003, it was 74.6 percent. Used equipment contributed $22 thousand to gross profit in 2004 and $23 thousand in 2003. The profit margin on parts sales decline by 8.8 percent in 2004 from 2003. The Company charged $108 thousand and $22 thousand to expense in 2004 and 2003, respectively, for inventory valuation adjustments. The higher amount in 2004 is the result of a shift in the mix of the equipment sold to more four-color units and fewer mono-color units. The company believes that some of its parts for mono-color units may become obsolete over time as a result of this shift.

The recent increases in steel and aluminum prices did not materially affect the Company's costs during the first six months of 2004. However, unit cost in the second half of 2004 will include raw materials and purchased components (steel, aluminum, sheet metal, bearings, etc.) that have increased in cost ranging from approximately 4 percent to 9 percent. The overall impact on unit costs will be approximately 3 percent.

Selling, general and administrative expenses in the second quarter were $647 thousand in 2004 and $468 thousand in 2003, an increase of 38.2 percent. For the six-month period they were $1.111 million in 2004 and $814 thousand in 2003, an increase of 36.5 percent.

Selling expenses increased $332 thousand to $778 thousand in the first six months of 2004 from $446 thousand in the first six months of 2003. For the six-month period payroll and compensation expense increased $153 to $436 thousand in 2004 compared with $283 in 2003. The increase was the result of higher sales commissions paid primarily to non-company sales agents who receive a higher commission percentage when they make a sale compared with Company employed sales executives, and because the Company had two additional internal sales executives in 2004 compared with 2003. The Company spent $57 thousand for a marketing and design consultant to freshen the Company's image during the first six months of 2004. There was no corresponding expense in 2003. The Company completed the image makeover in June 2004. Advertising and promotional expenditures increased $140 thousand to $238 thousand in 2004 compared with $98 thousand in 2003. The Company spent $100 thousand participating in international and domestic trade shows in the second quarter of 2004 compared with $26 thousand for the corresponding period in 2003. For the six-month period advertisements in trade journals were $49 thousand in 2004 compared with $38 thousand in 2003. Travel and expenses were $60 thousand in 2004 compared with $27 thousand in 2003.

General and administrative expenses decreased $34 thousand to $333 thousand for the first six months of 2004, compared with $367 thousand in 2003. In the first six months of 2004, the Company collected several outstanding receivables that it had previously established a bad debts reserve for, resulting in a net credit to bad debts expense of $49 thousand. In 2003, doubtful accounts expense was $36 thousand because in June 2003 the Company had to increase the reserve to cover a $30 thousand final payment on a press sale that the Company was not able to collect. Professional service fees for auditing and legal services were $57 thousand in 2004 compared with $40 thousand in 2003. Auditing fees have increased because of additional compliance requirements of the Company's independent certified accountants attendant to the Sarbanes-Oxley Act of 2002. Higher legal fees are for services rendered on the Settlement Agreement with Color Impact International, Inc. Other expenses did not change significantly.

Interest expense was $98 thousand in the second quarter of 2004 and $142 thousand for the first six months in 2004, compared with $44 thousand and $99 thousand for the respective periods in 2003. The average interest rate on the Company's revolving line of credit from the bank was 10 percent in the second quarter and 9 percent for the first six months of 2004. In 2003, it was 7.25 percent in both of the corresponding periods. Average borrowings against the Company's revolving line of credit with the bank in 2004 were $342 thousand in the second quarter and $1.097 million for the first six months, compared with $1.987 million and $2.142 million for the respective periods in 2003. The lower amount of average borrowings in 2004 is a result of the modification to the business loan agreement on March 1, 2004 which converted $1.515 million of the Company's revolving line of credit with the bank to a term note.

The Company had net earnings of $10 thousand in the second quarter 2004 and $143 thousand for the first six months. In 2003, the Company had net earnings of $124 thousand in the second quarter and net earnings of $232 thousand for the first six months. The lower profits in the second quarter of 2004 were a result of management's decision to develop and promote a new product and Company image, including higher advertising and trade show participation. The Company did not have to recognize any income tax expense in either the first or second quarters of 2004 or 2003 because of the utilization of its net operating loss from prior years.

The Company believes, after three years of suppressed economic activity, that market conditions are approaching more normal levels. The marketing program begun in the third quarter of 2001 has significantly increased the number of active prospects the Company works with on an ongoing basis. Because the Quad-Stack(TM) provides inimitable four-color print quality the Company expects the number of newspapers inserting the Quad-Stack(TM) into competitive manufacturers' press lines will continue to be a significant portion of new equipment sales. The "energy-set" application for the Quad-Stack(TM), now being used by several of the Company's customers, is exceeding the Company's expectations for print quality. The Company installed a two-unit energy-set press in the second quarter and will install another two-unit energy-set press in the third quarter of 2004. The Company intends to vigorously market this application of the Quad-Stack(TM) technology in the future and anticipates that total Company sales will increase as a result. In general, the Company is quoting larger size press orders to a more diverse prospect base in 2004 then it has during the past.

The Company's operating results for the first six months of 2004 are not necessarily indicative of results to be expected for the full year, particularly because of the high value of each order for the Company's equipment and their irregular timing.

LIQUIDITY
---------

Net working capital was $1.512 million and the current ratio was 1.5:1 on June 30, 2004. During the first six months of 2004, net cash provided by operating activities was $556 thousand. Changes in working capital components from December 31, 2003, include a decrease in accounts receivable of $501 thousand; a decrease in inventory of $390 thousand; an increase in prepaid expenses of $77 thousand; an increase in accounts payable of $33 thousand; a decrease in accrued expenses of $109 thousand; and a decrease in customer deposits of $454 thousand.

On June 30, 2004, raw materials and parts inventories had increased $521 thousand; work-in-progress had decreased $465 thousand; finished goods had decreased $547 thousand; and used equipment had decreased $7 thousand, from December 31, 2003.

The Company has had a business loan agreement with a commercial bank since April 1999. The business loan agreement provided the Company with a revolving line of credit (LOC). On March 1, 2004, the Company and the bank modified the business loan agreement and extended the maturity date for the note to March 1, 2005. There now are two parts to the loan agreement. (1) A LOC for $975 thousand and a term note for $1.396 million. Amortization of the term note is over 20 years. On October 1, 2004 and February 1,

2004 both the LOC and the term note must be reduced by $25,000. The interest rate charged on the LOC is prime plus 6 percent until September 1, 2004, and then increases to prime plus 8 percent. On June 30, 2004, the rate was 10 percent. The Company had additional borrowing capacity of $975 thousand on June 30, 2004 from the LOC. The interest rate charged on the term note is 10 percent until September 1, 2004, and then increases to 12 percent. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.

Funds provided by operations are the Company's primary source of liquidity.

Periodically the Company borrows funds from corporate officers to meet short-term working capital requirements. Promissory notes are issued to the lender and the notes are repaid when Company cash flow permits, usually within 30 to 60 days.

The Company's backlog of firm orders at any point in time is not sufficient to meet a full year's operating needs. It is management's belief that sufficient orders will continue to be received from domestic and foreign markets, along with additional financing, to meet liquidity requirements in the upcoming year. As of August 4, 2004, the Company's firm orders for delivery of new printing presses in the second half of 2004 are $1.143 million.

CAPITAL RESOURCES
-----------------

Total assets were $5.476 million on June 30, 2004, a decrease of $940 thousand from December 31, 2003. The decrease was caused primarily by lower accounts received and inventories. Stockholders' equity increased $143 thousand from December 31, 2003, to $1.489 million on June 30, 2004. Long-term debt was $664 thousand.

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

          (32.1) Certification of Gary B. Palmer, chairman and president of Web Press Corporation, pursuant to 18 U.S.C. Section 1350.

          (32.2) Certification of Craig L. Mathison, vice president of finance of Web Press Corporation, pursuant to 18 U.S.C. Section 1350.


(b) Reports on Form 8-K -- There are no reports on Form 8-K filed for the three months ending June 30, 2004.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WEB PRESS CORPORATION
                                    (Registrant)


August 6, 2004                  /s/ Gary B. Palmer
--------------                  -----------------------------
Date                            Gary B. Palmer, President


August 6, 2004                  /s/ Craig L. Mathison
--------------                  -----------------------------
Date                            Craig L. Mathison
                                Vice President of Finance
                                (Principal Accounting Officer)