Form 10QSB
period 2004-09-30
WEB PRESS CORP
filed 2004-11-15
CIK 105183

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the nine months ending September 30, 2004
                           ------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (applicable only to corporate issuers): Common Stock, $.025 par value per share; 3,105,413 shares outstanding as of November 5, 2004.

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

                                     PART I

                              FINANCIAL INFORMATION

                              WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


    ASSETS                                          September 30, 2004
                                                    ------------------

Current Assets:
    Cash ...........................................       $   --
    Accounts receivable, less
      allowance for doubtful
      accounts of $122 .............................          597
    Inventories ....................................        3,460
    Deferred tax assets ............................          509
    Note receivable ................................           16
    Deposits .......................................           64
  Prepaid expenses .................................           76
                                                           ------

Total Current Assets ...............................        4,722

Machinery and Leasehold Improvements, at cost:
    Machinery and equipment ........................        3,665
    Leasehold improvements .........................          239
                                                           ------
                                                            3,904

    Less accumulated depreciation
    and amortization ...............................        3,431
                                                           ------

Machinery and Leasehold
    Improvements (Net) .............................          473

Intangible assets, net .............................          637
                                                           ------


Total Assets .......................................       $5,832
                                                           ======


    The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                              WEB PRESS CORPORATION

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)


LIABILITIES AND STOCKHOLDERS' EQUITY                September 30, 2004
                                                    ------------------

Current Liabilities:
     Accounts payable .................................   $   469
     Customer deposits ................................       608
     Accrued expenses .................................       507
     Current portion of long-term debt ................     1,488
                                                          -------

Total Current Liabilities .............................     3,072

Long-Term Debt, less current portion ..................       646

Deferred Tax Liabilities ..............................       509

Commitments and Contingencies: ........................        --

Stockholders' Equity:
     Common stock, par value $.025 per share:
      Authorized, 4,000,000 shares
      Issued, 3,436,513 shares ........................        86
     Paid-in capital ..................................       320
     Retained earnings ................................     1,296
                                                          -------

                                                            1,702

     Treasury stock, 331,100 shares at cost ...........       (97)
                                                          -------

Total Stockholders' Equity ............................     1,605
                                                          -------

Total Liabilities and
   Stockholders' Equity ...............................   $ 5,832
                                                          =======


The above figures are unaudited. The accompanying notes are an integral part of the balance sheet.

                              WEB PRESS CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

              For the three and nine months ending September 30th,
                (Dollars in Thousands Except Earnings Per Share)

                                   THREE MONTHS                 NINE MONTHS
                                   ------------                 -----------
                                2004          2003          2004         2003
                                ----          ----          ----         ----

Sales ..................      $ 2,701       $ 2,120       $ 8,131       $ 7,062

Cost of sales ..........        2,013         1,592         6,006         5,281
                              -------       -------       -------       -------
                                  688           528         2,125         1,781
Selling, general and
  administrative
  expenses .............          487           354         1,598         1,168
CII settlement .........           --          (484)           --          (484)
Research & development .           21            31            65           144
                              -------       -------       -------       -------
                                  508           (99)        1,663           828
                              -------       -------       -------       -------

                                  180           627           462           953

Other income ...........           --             2             3             7
Interest expense .......          (64)          (48)         (206)         (147
                              -------       -------       -------       -------
                                  (64)          (46)         (203)         (140)
                              -------       -------       -------       -------

Earnings before taxes ..          116           581           259           813

Taxes on earnings ......           --            --            --            --
                              -------       -------       -------       -------


Net earnings ...........      $   116       $   581       $   259       $   813
                              =======       =======       =======       =======

Basic and diluted earn-
  ings per share .......      $   .03       $   .19       $   .08       $   .26
                              =======       =======       =======       =======


The above figures are unaudited. The accompanying notes are an integral part of these statements of operations.

                              WEB PRESS CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the nine months ending September 30th,
                             (Dollars in Thousands)

                                                                 2004       2003
Cash flows from operating activities:
  Net earnings ............................................   $ 259       $ 813
  Adjustments to reconcile net earnings
  to net cash provided(used) by
  operating activities:
    Depreciation and amortization .........................      90          98
     Provision for (recovery of) losses ...................
       on accounts receivable .............................     (19)         35
     Inventory valuation reserve ..........................     164          37
     Intangible amortization ..............................      49          --
     Loss on retirement of plant assets ...................      --           1

    Increase (Decrease) in cash from
    changes in operating accounts:

      Accounts receivable .................................     172        (806)
      Inventory ...........................................     121        (157)
       Income taxes refundable ............................      20          --
       Deposits ...........................................       9           3
      Prepaid expenses ....................................     (18)        (13)
      Accounts payable ....................................    (150)       (100)
      Customer deposits ...................................      27         256
      Accrued expenses ....................................     (83)       (334)
                                                              -----       -----

      Total adjustments ...................................     382        (980)
                                                              -----       -----


    Net cash provided (used) by
      operating activities ................................     641        (167)
                                                              -----       -----

Cash flows from investing activities:
  Capital expenditures ....................................     (27)        (38)
  Proceed from retirement of assets .......................      --           2
  Payments on notes receivable ............................      23          71
                                                              -----       -----

Net cash provided (used)
  by investing activities .................................      (4)         35
                                                              -----       -----
Continued on following page
---------------------------

Continued from previous page
----------------------------


Cash flows from financing activities:

   Loans from officers ....................................    560          --
  Payments on officers notes ..............................   (560)         --
  Payments on long-term debt ..............................   (224)        (40)
  Net borrowings(payments) under line
     of credit ............................................   (413)        175
                                                             -----       -----

  Net cash provided(used) by
    financing activities ..................................   (637)        135
                                                             -----       -----

Net increase(decrease) in cash ............................     --           3

Cash at beginning of period ...............................     --          --
                                                             -----       -----

Cash at end of period .....................................  $  --       $   3
                                                             =====       =====

Supplemental disclosures of cash flow information:

  Cash was paid during the period for:
  Interest ................................................  $ 186       $ 143

Acceptance of note receivable for sale
   of inventory ...........................................  $  --       $ 118

The above figures are unaudited. The accompanying notes are an integral part of these statements of cash flows.

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

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

Inventories were classified as follows:

                              (Dollars in Thousands)
                                September 30, 2004
                                ------------------

    Raw materials and parts
    (including subassemblies).....    $2,516
    Work-in-progress..............       176
    Finished goods................       609
    Used equipment................       159
                                      ------

                                      $3,460
                                      ======

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

Research and development costs
------------------------------

Research and development costs are expensed as incurred. Total research and development costs charged to operations during the nine months ended September 30, 2004 and 2003 were $65 thousand and $144 thousand, respectively.

Income taxes
------------

Income taxes are provided on income for financial reporting purposes without regard to the period in which such taxes are payable. Deferred taxes are provided for all significant items which are reported for tax purposes in different periods than the consolidated statements of earnings. Investment tax credits are recorded as a reduction of federal income taxes in the year available. When the Company's utilization of deferred tax assets is dependent upon future profits, which are not reasonably assured, a valuation allowance for deferred tax assets is provided. The Company did not have to recognize any income tax expense in either the first, second or third quarters of 2004 or 2003 because of the utilization of its net operating loss from prior years.

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

The changes in the Company's product warranty liability were as follows for the nine months ended September 30, 2004:

                                                   (Dollars in Thousands)
         Liability, January 1, 2004....                     $62
         Warranty expense..............                      63
         Warranty claims...............                     (70)
                                                            ---

         Liability, September 30, 2004.                     $55
                                                            ===

Note 2 - Financing:

The Company has had a business loan agreement with a commercial bank since April 1999. The business loan agreement provided the Company with a revolving line of credit (LOC). On March 1, 2004, the Company and the bank modified the business loan agreement and extended the maturity date for the note to March 1, 2005. There now are two parts to the loan agreement. (1) A LOC for $975,000 and (2) a term note for $1.388 million. Amortization of the term note is over 20 years. On October 1, 2004 and February 1, 2005 both the LOC and the term note must be reduced by $25,000. The interest rate charged on the LOC prime plus 8 percent. On September 30, 2004, the rate was 12.75 percent. The interest rate charged on the term note is 12 percent. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.


         Long-term debt consists of the following:

                                                        (Dollars in Thousands
                                                         September 30, 2004
                                                         ------------------

Revolving line of credit..................                   $    --

Term note to bank, 10% until
September 1, 2004, then increasing
to 12%, due March 1, 2005.................                     1,388

Note payable, 8%, for intangible assets
payable in one payment of $100,000 and
108 payments of $8,333.  The first payment
of $100,000 was made on July 30, 2004.....                       628

Note payable, 9%, due in monthly
installments of $2,027 including
interest.  Final payment
due April, 2010...........................                       106

Note payable for equipment, 9%, due in
monthly installments of $492 including
interest.  Final payment due in November,
2006......................................                        12
                                                              ------
                                                               2,134

Less current portion......................                     1,488
                                                              ------

                                                              $  646
                                                              ======

Equipment with an original cost of $215 thousand is pledged as collateral under the notes payable for equipment.

During the three month period ended September 30, 2004, the Company borrowed $300 thousand from corporate officers to meet short-term working capital requirements. Promissory notes bearing an interest rate of 10 percent were issued. The notes were repaid on or before September 29, 2004. In the second quarter of 2004, the Company borrowed $260 thousand from corporate officers. Those notes were repaid on June 29, 2004.

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

Income Taxes - The Company records an income tax valuation allowance when management determines that it is more likely than not that certain deferred tax assets will be realized. These deferred tax items represent expenses recognized for financial reporting purposes, which may result in tax deductions in the future. Certain judgments, assumptions and estimates may affect the carrying value of net deferred tax assets and the amount of the valuation allowance in the consolidated financial statements. The Company did not have to recognize any income tax expense in either the first, second or third quarters of 2004 or 2003 because of the utilization of its net operating loss from prior years.

OPERATING RESULTS
-----------------


Total sales for the first nine months of 2004 increased 15.1 percent to $8.131 million. In 2003, total sales for the first nine months were $7.062 million. Third quarter sales in 2004 were $2.701 million compared with $2.120 million in 2003. Sales for the first nine months in 2004 are approaching more historic levels due to the steady economic growth now taking place in the United States and to a lesser degree in Asia and Europe. Advertising revenues for newspapers and commercial printers have steadily increased during the past 23 months causing their earnings to improve, resulting in increased equipment sales for the Company. In general, the average revenue per order the Company has received during the past twelve months has increased when compared with the average revenue per order received during most of the prior three years. The table below compares domestic, international and total sales by category for the first nine months of 2004 with the corresponding period in 2003:

                               (Dollars in Thousands)
                       Domestic      International       Total
                     2004    2003     2004   2003    2004    2003
                     ----    ----     ----   ----    ----    ----
New equipment      $5,988  $4,001   $1,109 $1,867  $7,097  $5,868
Used equipment         21     197       29     --      50     197
Parts & service       697     770      287    227     984     997
                   ------  ------   ------ ------  ------  ------

Total sales        $6,706  $4,968   $1,425 $2,094  $8,131  $7,062
                   ======  ======   ====== ======  ======  ======

New equipment sales increased to $7.097 million in 2004 from $5.868 million 2003. Parts and service sales decreased slightly in 2004 to $984 thousand from 2003 sales of $997 thousand. The Company has firm orders for new printing presses to be delivered in the fourth quarter of 2004 of $3.224 million. The Company believes newspapers will continue to increase their purchasing of new printing equipment in 2005 and that the average size of those orders will be larger as long as the economy continues to improve and advertising revenues for newspapers increase.

Cost of sales, as a percentage of sales, was 73.9 percent in the first nine months of 2004. In 2003, it was 74.8 percent. Used equipment contributed $22 thousand to gross profit in 2004 and $23 thousand in 2003. In 2004, the profit margin on parts sales declined by 9 percent from 2003. The Company charged $164 thousand and $37 thousand to expense in 2004 and 2003, respectively, for inventory valuation adjustments. The higher expense amount in 2004 is the result of a shift in the sales mix for new equipment from mono-color black-on-white units to four-color Quad-Stack(TM) units. The company believes this trend will continue and that some of the parts for mono-color units may become obsolete over time as a result of both the shift in the sales mix and the Company's ongoing product enhancement program.

The recent increases in steel and aluminum prices did not materially affect the Company's costs during the first six months of 2004. However, unit cost in the second half of 2004 have increased because of higher prices for raw materials and purchased components (steel, aluminum, sheet metal, bearings, etc.) that have increased in cost ranging from approximately 4 percent to 9 percent. The overall impact on unit costs is approximately 3 percent. Additionally, the shift in the sales mix has resulted in higher costs for some slow selling modules because of changes in the economy of scale due to lower production.

Selling, general and administrative expenses in the third quarter were $487 thousand in 2004 and $354 thousand in 2003, an increase of 37.6 percent. For the nine-month period they were $1.598 million in 2004 and $1.168 thousand in 2003, an increase of 36.7 percent.

Selling expenses increased $394 thousand to $1.038 million in the first nine months of 2004 from $644 thousand in the first nine months of 2003. For the nine-month period payroll and compensation expense increased $187 to $611 thousand in 2004 compared with $424 in 2003. The increase was the result of higher sales commissions paid primarily to non-company sales agents who receive a higher commission percentage when they make a sale compared with Company employed sales executives, and because the Company had three additional internal sales executives in 2004 compared with 2003. The Company spent $57 thousand for a marketing and design consultant to freshen the Company's image during the first six months of 2004. There was no corresponding expense in 2003. Advertising and promotional expenditures increased $110 thousand to $231 thousand in 2004 compared with $121 thousand in 2003. The Company spent $135 thousand participating in international and domestic trade shows in the first nine months of 2004 compared with $51 thousand for the corresponding period in 2003. For the nine-month period advertisements in trade journals were $79 thousand in 2004 compared with $50 thousand in 2003. Travel and expenses were $74 thousand in 2004 compared with $42 thousand in 2003.

General and administrative expenses increased $35 thousand to $559 thousand for the first nine months of 2004, compared with $524 thousand in 2003. In the first six months of 2004, the Company collected several outstanding receivables that it had previously established a bad debts reserve for. However, in the third quarter of 2004 the Company had to increase the bad debts reserve by $25 thousand for parts sales to an international agent unable to make payment, resulting in a net credit to doubtful accounts expense of $19 thousand. In 2003, doubtful accounts expense was $35 thousand because in June 2003 the Company had to increase the reserve to cover a $30 thousand final payment on a press sale that the Company was not able to collect. Professional service fees for auditing and legal services were $96 thousand in 2004 compared with $66 thousand in 2003. Auditing fees have increased because of additional compliance requirements of the Company's independent certified accountant attendant to the Sarbanes-Oxley Act of 2002. Higher legal fees are for services rendered on the Settlement Agreement with Color Impact International, Inc. Other expenses did not change significantly.

Interest expense was $64 thousand in the third quarter of 2004 and $206 thousand for the first nine months in 2004, compared with $48 thousand and $147 thousand for the respective periods in 2003. The average interest rate on the Company's revolving line of credit from the bank was 11.1 percent in the third quarter and
9.7 percent for the first nine months of 2004. In 2003, it was 7 percent in the third quarter and 7.2 percent for the first nine months. Average borrowings against the Company's revolving line of credit with the bank in 2004 were $392 thousand in the third quarter and $925 thousand for the first nine months, compared with $2.199 million and $2.194 million for the respective periods in 2003. The lower amount of average borrowings in 2004 is a result of the modification to the business loan agreement on March 1, 2004 which converted $1.515 million of the Company's revolving line of credit with the bank to a term note. On September 30, 2004 term debt with the bank was $1.388 million.

On October 23, 2003, the Company and Color Impact International, Inc. (CII) signed a Settlement Agreement ending the controversies that were to be arbitrated in November 2003. Under the Settlement Agreement the Company purchased the assets of CII. On September 30, 2003, the Company's license fees payable to CII were $483,770. As part of the Settlement Agreement, CII dropped all claims for prior unpaid license fees. Therefore, in the third quarter of 2003 the Company recorded $483,770 as "CII settlement" income in the consolidated statements of earnings.

The Company had net earnings of $116 thousand in the third quarter 2004 and $259 thousand for the first nine months. In 2003, the Company had net earnings of $581 thousand in the third quarter and net earnings of $813 thousand for the first nine months. The Company did not have to recognize any income tax expense in either the third quarter or for the nine-month period in either 2004 or 2003 because of the utilization of its net operating loss from prior years.

The Company believes, after three years of suppressed economic activity, that market conditions are approaching more historic levels. The marketing program begun in the third quarter of 2001 has significantly increased the number of active prospects the Company works with on an ongoing basis. Because the Quad-Stack(TM) provides inimitable four-color print quality the Company expects the number of newspapers inserting the Quad-Stack(TM) into competitive manufacturers' press lines will continue to be a significant portion of new equipment sales. The "energy-set" application for the Quad-Stack(TM), now being used by five of the Company's customers, is exceeding the Company's expectations for print quality. The Company intends to vigorously market this application of the Quad-Stack(TM) technology in 2005 and anticipates that total Company sales will increase as a result. In general, the Company is quoting larger size press orders to a more diverse prospect base in 2004 then it had during the prior three years.

The Company's expects total sales in the fourth quarter of 2004 to be greater than $3.5 million. In 2003, fourth quarter sales were $1.646 million. Profits for the fourth quarter of 2004 should exceed total profits for the prior three quarters.

LIQUIDITY
---------

Net working capital was $1.650 million and the current ratio was 1.5:1 on September 30, 2004. During the first nine months of 2004, net cash provided by operating activities was $641 thousand. Changes in working capital components from December 31, 2003, include a decrease in accounts receivable of $172 thousand; a decrease in inventory of $285 thousand; an increase in prepaid expenses of $18 thousand; a decrease in accounts payable of $150 thousand; a decrease in accrued expenses of $83 thousand; and an increase in customer deposits of $27 thousand.

On September 30, 2004, raw materials and parts inventories had increased $604 thousand; work-in-progress had decreased $422 thousand; finished goods had decreased $513 thousand; and used equipment had increased $46 thousand, from December 31, 2003.

The Company has had a business loan agreement with a commercial bank since April 1999. The business loan agreement provided the Company with a revolving line of credit (LOC). On March 1, 2004, the Company and the bank modified the business loan agreement and extended the maturity date for the note to March 1, 2005. There now are two parts to the loan agreement. (1) A LOC for $975 thousand and a term note for $1.388 million. Amortization of the term note is over 20 years. On October 1, 2004 and February 1, 2004 both the LOC and the term note must be reduced by $25,000. The interest rate charged on the LOC was prime plus 6 percent until September 1, 2004, and then increased to prime plus 8 percent. On September 30, 2004, the rate was 12.75 percent. The Company had additional borrowing capacity of $975 thousand on September 30, 2004 from the LOC. The interest rate charged on the term note was 10 percent until September 1, 2004, and then increased to 12 percent. Accounts receivable, firm orders in production, inventories, and values in excess of the long-term financing on equipment are pledged as collateral.

Funds provided by operations are the Company's primary source of liquidity.

Periodically the Company borrows funds from corporate officers to meet short-term working capital requirements. Promissory notes are issued to the lender and the notes are repaid when Company cash flow permits, usually within 30 to 60 days. On September 30, 2004, there were no promissory notes to officers outstanding.

The Company's backlog of firm orders at any point in time is not sufficient to meet a full year's operating needs. It is management's belief that sufficient orders will continue to be received from domestic and foreign markets, along with additional financing, to meet liquidity requirements in the upcoming year. As of November 5, 2004, the Company's firm orders for delivery of new printing presses in the fourth quarter of 2004 are $3.224 million.

CAPITAL RESOURCES
-----------------

Total assets were $5.832 million on September 30, 2004, a decrease of $584 thousand from December 31, 2003. The decrease was caused primarily by lower accounts receivable and inventories. Stockholders' equity increased $259 thousand from December 31, 2003, to $1.605 million on September 30, 2004. Long-term debt was $646 thousand.

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

          (32.1) Certification of Gary B. Palmer, chairman and president of Web Press Corporation, pursuant to 18 U.S.C. Section 1350.

          (32.2) Certification of Craig L. Mathison, vice president of finance of Web Press Corporation, pursuant to 18 U.S.C. Section 1350.


(b) Reports on Form 8-K -- There are no reports on Form 8-K filed for the three months ended September 30, 2004.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WEB PRESS CORPORATION
                                    (Registrant)


November 5, 2004                /s/ Gary B. Palmer
----------------                -----------------------------
Date                            Gary B. Palmer, President


November 5, 2004                /s/ Craig L. Mathison
----------------                -----------------------------
Date                            Craig L. Mathison
                                Vice President of Finance
                                (Principal Accounting Officer)